Form 10-Q
period 1996-02-19
COEUR D ALENES CO /IA/
filed 1996-04-26
CIK 861502

US SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 25, 1996. TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________________ TO ________________.

Commission File Number 0-18353

                           THE COEUR D'ALENES COMPANY
             (Exact name of registrant as specified in its charter)
                 Idaho                            82-0109390
     (State or other jurisdiction of    (IRS Employer Identification No.)
     incorporation or organization)

          PO BOX 2610, Spokane, Washington                  99220-2610
          (Address of principal executive offices)          (Zip Code)


                                 (509) 924-6363
              (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years.
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes___No___

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     5,353,561 shares of common stock, no par value, were outstanding as of April 18, 1996.

PART I.  FINANCIAL INFORMATION.
     Item 1.  Financial Statements.
     The condensed financial statements of The Coeur d'Alenes Company (sometimes referred to herein as the "Company") included herein have been prepared by the Company without audit or review by the Company's accountants pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary to a fair statement of the results of operations for the interim periods ended March 25, 1996 and March 25, 1995 have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in The Coeur d'Alenes Company's latest audited financial statements for the fiscal year ended September 30, 1995.

                          Index of Financial Statements
                                                           Page
Consolidated Balance Sheets -
March 25, 1996 and September 30, 1995                       3

Unaudited Consolidated Income Statements -
Six Months Ended March 25, 1996 and March 25, 1995          4

Unaudited Consolidated Income Statements -
Three Months Ended March 25, 1996 and March 25, 1995        5

Unaudited Consolidated Statement of Cash Flows -
Six Months Ended March 25, 1996 and March 25, 1995          6

Condensed Notes to Unaudited Consolidated
Financial Statement                                         7

                         THE COEUR D ALENES COMPANY
                           CONSOLIDATED BALANCE SHEET
                 March 25, 1996 and September 30, 1995

                                        March 25, 1996   September 30, 1995
ASSETS                                       (Unaudited)    (Audited)
Current Assets:                              $              $
     Cash                                       28,955        128,085
     Accounts receivable                     1,230,984        992,363
     Inventory                               2,594,420      2,376,105
     Other current assets                       39,141         70,450
                                             ---------        -------
          Total current assets               3,893,500      3,567,003

Property and Equipment                       4,523,388      4,067,865
     Less accumulated depreciation           2,192,197      2,193,188
                                             ---------      ---------
          Net property and equipment         2,331,191      1,874,677
                                             ---------      ---------
Other assets                                    49,346         49,346
                                             ---------      ---------
Total assets                                 6,274,037      5,491,026
                                             =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Short term bank borrowings              $ 852,327        772,064
     Accounts payable                        1,205,437        733,767
     Accrued expenses                          439,842        430,798
     Current amount on long-term debt          90,365         58,346
                                             ---------      ---------
               Total current liabilities     2,587,971      1,994,975

Long-term debt:
     Deferred tax liability                     46,768         46,768
     Long term debt less current maturities  1,187,468      1,030,131
     Long term debt to related parties         128,000        250,000
                                             ---------      ---------
               Total long term liabilities   1,362,236      1,326,899
                                             ---------      ---------
Total liabilities                            3,950,207      3,321,874
                                             ---------      ---------
Stockholders' Equity:
     Capital Stock                           1,186,192      1,064,193
     Retained earnings                       1,141,438      1,108,755
                                             ---------      ---------
                                             2,327,630      2,172,948
          Less Treasury Stock at cost            3,800        3,796
                                             ---------      ---------
          Total stockholders' equity         2,323,830      2,169,152
                                             ---------      ---------
     Total liabilities and stockholders'
          equity                             6,274,037      5,491,026
                                             =========      =========

                                   THE COEUR D ALENES COMPANY
                              UNAUDITED CONSOLIDATED INCOME STATEMENT
                         Six Months Ended March 25, 1996 and March 25, 1995

                                             1996           1995
                                             $              $
Net sale                                     5,895,189      5,882,455
Costs of sales                               4,301,539      4,253,087
                                             ---------      ---------
Gross profit on sales                        1,593,650      1,629,368
Selling, general and administrative expenses 1,492,339      1,392,567
                                             ---------      ---------
Operating income                               101,311        236,801
Other income (expense)
     Interest income                            12,148         23,237
     Interest expense                          (91,762)      (108,700)
     Other income                               30,181         47,774
                                             ---------      ---------
Total other expense                            (49,433)       (37,689)
                                             ---------      ---------
Income before income tax expense                51,878        199,112

Income tax expense                              19,195         77,653
                                             ----------     ---------
Net income                                   $  32,683      $ 121,459
                                             ----------     ---------
Earnings per share                           $     .01      $     .01

     Shares outstanding                      5,353,561      4,377,577

                                   THE COEUR D'ALENES COMPANY
                    UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS Three Months Ended March 25, 1996 and March 25, 1995

                                             1996           1995
                                             $              $
Net sales                                    3,200,649      3,236,698

Costs of sales                               2,318,540      2,315,645
                                             ---------      ---------
Gross profit on sales                          882,109        921,053
Selling, general and administrative expenses   734,446        705,657
                                             ---------      ---------
Operating income                               147,663        215,396

Other income (expense)
     Interest income                               357          9,005
     Interest expense                          (40,900)       (53,420)
     Other income                               14,036         31,169
                                             ----------     ----------
Total other expense                            (26,507)       (13,246)
                                             ----------     ----------
Income before income tax expense               121,156        202,150

Income tax expense                              44,828         78,716
                                             ---------      ----------
Net income                                   $  76,328      $ 123,434
                                             ---------      ----------
Earnings per share                           $     .01      $     .03
     Shares outstanding                      5,353,561      4,377,577


                                   THE COEUR D'ALENES COMPANY
                UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS Three Months
                     Ended March 25, 1996 and March 25, 1995

                                             1996           1995
Cash flows from operating activities:        $              $
     Net income (loss)                          76,328        121,459
     Adjustments to reconcile net income
          to cash provided (used) by
          operating activities:
          Depreciation                          37,425         58,100
          Gain on disposal of assets            (1,000)       (15,675)
          Changes in assets and liabilities
               Accounts and notes receivable  ( 76,232)        71,581
               Inventories                     272,518       (171,670)
               Prepaid expense and other
                    current assets               7,500        (30,707)
               Other Assets                       0            46,704
               Accounts payable               (427,306)       468,276
               Accrued expenses               ( 37,396)      (208,429)
                                               --------       ---------
     Cash provided (used) by operating
               activities                     (148,163)       339,639
                                               --------       ---------
Cash flows from investing activities:
     Proceeds from sale of assets                3,000         20,000
     Additions to property and equipment      (301,181)      (114,531)
                                              --------       ---------
Cash flows used by investing activities       (298,181)      ( 94,531)
                                              --------       ---------
Cash flows from financing activities:
     Contribution of shares to treasury              4           0
     Net borrowing (repayment)
          under line of credit                 274,290       (271,711)
     Principal repayment of long-term debt    ( 42,020)      ( 82,349)
     New long term note                         68,700           0
     Construction loan                       1,019,686           0
     Pay off real estate loan (H. Stack)     ( 845,914)          0
                                             ---------      ---------
     Cash used by financing activities         474,738       (354,060)
                                             ---------      ---------
Net increase (decrease) in cash                 28,394       (108,952)
Cash, beginning of period                          561        110,638
                                             ---------      ---------
Cash, end of period                          $ 28,955       $   1,686
                                             =========      =========

                           THE COEUR D ALENES COMPANY
                          CONDENSED NOTES TO UNAUDITED
                        CONSOLIDATED FINANCIAL STATEMENTS

 Summary of Significant Accounting Policies.

     Significant accounting policies followed for the six months ended
March 25, 1996 are the same as those contained in the Summary of Significant Accounting Policies from the Company's audited financial statements as of September
30, 1995 and September 24, 1994.

Inventories.
Inventories are summarized as follows:
                                        March 25,      September 30,
                                        1996           1995
Raw materials on LIFO                   $ 174,426      $  94,873
Work-in-process                           417,146        312,619
                                        ---------       --------
Inventories at FIFO cost                  591,572        407,492
LIFO reserve                              (66,028)       (66,028)
                                        ---------       -------
Inventories at LIFO cost                  525,544        341,464
Other FIFO inventories                  2,068,876      2,034,641
                                        ---------      --------
     Total inventories                  2,594,420      2,376,105

Short-term bank borrowings.
     The Company has $1,850,000 in bank credit lines which mature on March 1, 1997. Interest is charged at the lender s prime rate plus .325%, 8.57% at March 25, 1996. Outstanding borrowings are collateralized by accounts receivable and inventories.
     The credit line agreement contains covenants under which the Company may not pay dividends in excess of 10% of annual net (after tax) profit, purchase property and equipment in excess of $1.4 million in fiscal year end 1996 or enter into mergers, acquisitions or any major sales of assets or corporate reorganizations without prior consent of the bank. The Company is also required to maintain certain financial ratios concerning working capital and debt to equity, as well as a minimum net worth of $2,000,000.

Capital Stock.
     On October 31, 1995, the holders of $122,000 worth of convertible debentures converted into 976,000 shares of capital stock at a conversion price of $.125 per share. The conversion increased capital stock outstanding from 4,377,577 shares to 5,353,577 shares.

(5) Federal Income Tax Expense
     Effective September 26, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. The cumulative effect of adopting SFAS No. 109 on years prior to September 26, 1993 was $48,227. There was no significant effect on net income from applying SFAS No. 109 during the year ended September 24, 1994.
     There were no extraordinary items to be reported for any of the above accounting periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Liquidity and Capital Resources
     During the first three months of the current fiscal year, the Company's working capital has declined from approximately $1,572,000 on September 30,1995 to approximately $1,306,000 as of March 25, 1996. The 17% decline is due primarily to financing the down payment on a new building which will be occupied by the fabrication and processing business when the lease at the Spokane Industrial Park expires in May 1996.
     The Company has a commitment from a bank to provide a construction and subsequent real estate loan for up to $1,688,000. As of March 25, 1996, advances outstanding on the construction loan amounted to approximately $1,020,000. Of this amount outstanding, $878,000 was used to pay off an existing loan secured by a lien on the property. The commitment should be adequate to complete construction of the warehouse structure. Various alternatives are currently being explored for additional office space. It is likely that the existing office space for Stock Steel can be remodeled and expanded to provide the necessary accommodation for approximately $320,000. If the appraisal supports the construction price and financing can be arranged the expansion would be a good choice.
     The Company is dependent on an operating line of credit, secured by accounts receivable and inventory to meet its daily financial obligations. A $1.85 million operating line is currently in place through March 1, 1997. The Company expects to be able to renew the operating line of credit for the next year on substantially the same terms and conditions as this year.

Results of Operations
Six Months Ended March 25, 1996
     Sales of approximately $5,895,000 for the six month period ended March 25, 1996 are only slightly higher than the $5,882,000 for the same period of time in the prior fiscal year. Gross margins, however, were 2% lower than the first six months of the prior year. The deterioration in margins was due primarily to a decrease in inventory replacement costs for material purchased from the mills. The steel service center business will temporarily experience lower margins as the sales price declines immediately when the mills announce a decrease. It will generally take about 90 days to work the higher cost material out of the inventory. Even when the higher priced inventories have been flushed out, gross margin dollars will still be deflated as a result of a new smaller sales price. The steel service center sales represent approximately 74% of the total Company sales, with the fabrication and processing business accounting for the remaining 26%. The industrial fabrication and processing market shows continuing strength.
     A 7% increase in operating expenses during the first six months of the current fiscal year over the same period of the prior year was due primarily to the inefficiencies of working around the construction project. Wages and associated benefits and taxes account for most of the increase. The warehouse structure should be completed in early May and it will be difficult to bring the operating expenses back down prior to that time.
     Interest expense, at approximately $92,000 is 16% below the same period of time in the prior year. The decrease is primarily due to lower interest rates and the conversion of $122,000 worth of debentures into capital stock. The interest rate on the debentures was 9.25%.
     A combination of lower gross margins and a higher expense load resulted in a decline in net income from approximately $121,500 at March 25, 1995 to approximately $32,700 at March 25, 1996.

Three Months Ended March 25, 1996
     Sales of approximately $3,200,000 for the three month period ended March 25, 1996 were 1% below the $3,237,000 for the same period in the prior fiscal year. The steel service center business experienced a 7% decline in sales, primarily the result of poor weather conditions and phone service interruption problems that intermittently interfered with the sales effort for the better part of three weeks. The fabrication and processing business had a 19% increase in sales. Both markets continue to reflect aggressive competitive pricing.
     Gross margins at 27.5% of sales for the current year dropped from 28.5% for the same quarter of the prior fiscal year. The decline is attributable to increased competition in the steel service center business.
     Operating expenses at approximately $734,500 for the three month period ended March 25, 1996 were roughly 4% higher than the same three month period of the prior year. The increase is primarily the result of the continuing construction project.
     Interest expense at approximately $41,000 compared to $53,000 for the second quarter of the prior fiscal year is down 23%. The decline is the result of lower interest rates and the conversion of $122,000 worth of debentures into capital stock.
     Due to lower sales volume and higher operating expense, the net income for the quarter ending March 25, 1996 at approximately $76,000 was 38% lower than a net income of approximately $123,000 for the same quarter of the prior fiscal year.

PART II. OTHER INFORMATION.
     Item 1.  Legal Proceedings.
     None.
     Item 2.  Changes in Securities.
     The Company had sold $250,000 of convertible debentures, collateralized by land and building, held by related parties, with annual interest at 9.25% and due October 31, 1998. The instruments are convertible to no-par common stock after October 31, 1994 at $0.125 per share with 20% per year incremental conversion price increases over the life of the debentures. The Company, at its option, may call any or all outstanding debentures for redemption after January 2, 1994.
    During October 1995, $122,000 of the debentures were converted at $0.125 per share for which 976,000 shares were issued. $128,000 remains as long-term debt. This conversion increased the number of outstanding shares from 4,377,577 to 5,353,577.
     Item 3.  Defaults Upon Senior Securities.
     None.
     Item 4.  Submission of Matters to a Vote of Security Holders.
     None.
     Item 5.  Other Information.
     None.
     Item 6.  Exhibits and Reports on Form 8-K (249.308).
     (a)  Exhibits.
          None.
     (b)  Reports on Form 8-K.
          None.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             THE COEUR D'ALENES COMPANY
                                             (Registrant)
Dated: April 25, 1996
                                             /s/ Marilyn A. Schroeder
                                             ------------------------
                                             Marilyn A. Schroeder, Treasurer and
                                             Chief Financial Officer
                                             (Authorized Officer and Principal
                                             Accounting and Financial Officer)