Form 10QSB/A
period 1996-03-25
COEUR D ALENES CO /IA/
filed 1996-06-06
CIK 861502

PART II.  OTHER INFORMATION
      Item 6.  Exhibits and Reports on Form 8-K (249.308).
      (a)  Exhibits. ART. 5 FINANCIAL DATA STATEMENT
           EX-27.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             THE COEUR D'ALENES COMPANY
                                                    (Registrant)
Dated: January 26, 1996                      /s/ Marilyn A. Schroeder
                                            ___________________________
                                             Marilyn A. Schroeder, Treasurer
                                             and Chief Financial Officer
                                             (Authorized Officer and
                                             Principal Accounting and
                                             Financial Officer)