Form 10QSB
period 1996-06-25
COEUR D ALENES CO /IA/
filed 1996-08-06
CIK 861502

US SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

                                   FORM 10-QSB
(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 25, 1996. TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
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

     5,353,577 shares of common stock, no par value, were outstanding as of June
              30, 1996.
PART I.  FINANCIAL INFORMATION.

               Item 1.  Financial Statements.

                 The condensed financial statements of The Coeur d'Alenes Company (sometimes referred to herein as the "Company") included herein have been prepared by the Company without audit or review by the Company's accountants pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary to a fair statement of the results of operations for the interim periods ended June 25, 1996 and June 25, 1995 have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in The Coeur d'Alenes Company's latest audited financial statements for the fiscal year ended September 30, 1995.
                          Index of Financial Statements

                                                                      Page
Consolidated Balance Sheets -
June 25, 1996 and September 30, 1995                                  3

Unaudited Consolidated Income Statements -
Nine Months Ended June 25, 1996 and June 25, 1995                     4

Unaudited Consolidated Income Statements -
Three Months Ended June 25, 1996 and June 25, 1995                    5

Unaudited Consolidated Statement of Cash Flows -
Nine Months Ended June 25, 1996 and June 25, 1995                     6

Condensed Notes to Unaudited Consolidated Financial Statement         7

                 THE COEUR D ALENES COMPANY CONSOLIDATED BALANCE SHEET
                      June 25, 1996 and September 30, 1995

                                        June 25, 1996       September 30, 1995
ASSETS
                                        (Unaudited)         (Audited)
Current Assets:
     Cash                               $  177,063          $  128,085
     Accounts receivable                 1,074,132             992,363
     Inventory                           2,396,141           2,376,105
     Other current assets                   66,955              70,450
     Total current assets                3,714,291           3,567,003

Property and Equipment                   5,016,793           4,067,865
     Less accumulated depreciation       2,211,299           2,193,188
     Net property and equipment          2,805,494           1,874,677

Other assets                                17,789              49,346
Total assets                            $6,537,574          $5,491,026


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Short term bank borrowings          $ 552,771          $  772,064
     Accounts payable                    1,448,168             733,767
     Accrued expenses                      263,994             430,798
     Current amount on long-term debt       74,989              58,346
          Total current liabilities      2,339,922           1,994,975

Long-term debt:
     Deferred tax liability                 46,768              46,768
     Long term debt less current
          maturities                     1,559,183           1,030,131
     Long term debt to related parties     128,000             250,000
          Total long term liabilities    1,733,951           1,326,899
Total liabilities                        4,073,873           3,321,874

Stockholders' Equity:
     Capital Stock                       1,186,192           1,064,193
     Retained earnings                   1,281,309           1,108,755
                                         2,467,501           2,172,948
          Less Treasury Stock at cost        3,800               3,796
          Total stockholders' equity     2,463,701           2,169,152
     Total liabilities and
          stockholder's equity          $6,537,574          $5,491,026

                           THE COEUR D ALENES COMPANY
                     UNAUDITED CONSOLIDATED INCOME STATEMENT
      Nine Months Ended June 25, 1996 and June 25, 1995

                                   1996                1995
Net sales                          $9,344,985          $8,778,081
Costs of sales                      6,834,153           6,352,815
Gross profit on sales               2,510,832           2,425,266
Selling, general and
     administrative expenses        2,169,520           2,046,569
Operating incpme                      341,312             378,697
Other income (expense)
     Interest income                   17,267              40,525
     Interest expense                (150,935)           (166,592)
     Other income                      66,251              86,616
Total other expense                   (67,417)            (39,451)
Income before income tax expense      273,895             339,246
Income tax expense                    101,341             132,306
Net income                          $ 172,554            $206,940
Earnings per share                      $0.03            $0.05
     Shares outstanding             5,353,577           4,377,577

                           THE COEUR D'ALENES COMPANY
                    UNAUDITED CONSOLIDATED INCOME STATEMENT
               Three Months Ended June 25, 1996 and June 25, 1995

                                        1996                1995
Net sales                               $3,449,797          $2,895,626
Costs of sales                           2,532,614           2,099,728
Gross profit on sales                      917,183             795,898
Selling, general and administrative
     expenses                              677,182             654,002
Operating income                           240,001             141,896
Other income (expense)
     Interest income                         5,119              17,288
Interest expense                           (59,173)            (57,892)
     Other income                           36,070              38,841
Total other expense                        (17,984)             (1,763)
Income before income tax expense           222,017             140,133
Income tax expense                          82,146              54,652
Net income                                $139,871             $85,481
Earnings per share                        $ 0.03               $  0.02
     Shares outstanding                  5,353,577           4,377,577

                           THE COEUR D'ALENES COMPANY
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                Nine Months Ended June 25, 1996 and June 25, 1995

                                                  1996                1995
Cash flows from operating activities:
Net income                                         $  172,554         $206,940
Adjustments to reconcile net income to cash
     provided (used) by operating activities:
     Depreciation                                     112,575           90,800
     Gain on disposal of assets                        (3,057)         (15,675)
     Changes in assets and liabilities
          Accounts and notes receivable              ( 81,769)         198,465
          Inventories                                ( 20,037)        (382,086)
          Prepaid expense                               3,495         ( 11,576)
          Other Assets                                 31,557            2,073
          Accounts payable                            714,401          354,042
          Accrued expenses                           (166,804)        ( 82,632)
     Cash provided by operating activities            762,915          360,351
Cash flows from investing activities:
     Proceeds from sale of assets                       8,000           20,000
     Additions to property and equipment           (1,048,338)        (184,760)
Cash flows used by investing activities            (1,040,338)        (164,760)
Cash flows from financing activities:
     Contribution of shares to treasury                (4)                0
     Net repayment under line of credit              (219,293)        (276,854)
     Principal repayment of long-term debt           ( 64,159)        (226,372)
     New long term note                               146,900          200,000
     Advance on construction loan                   1,308,871             0
     Pay off real estate loan (H. Stack)            ( 845,914)            0
     Cash provided (used) by  financing activities    326,401         (303,226)
Net increase (decrease) in cash                        48,978         (107,635)
Cash, beginning of period                             128,085          110,638
Cash, end of period                                $  177,063         $  3,003

                         THE COEUR D'ALENES COMPANY
     CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(1)  Summary of Significant Accounting Policies.
     Significant accounting policies followed for the nine months ended June 25, 1996 are the same as those contained in the Summary of Significant Accounting Policies from the Company's audited financial statements as of September 30, 1995 and September 24, 1994.
(2)  Inventories.
Inventories are summarized as follows:

                                   June 25,            September 30,
                                    1996                    1995
Raw materials on LIFO              $    50,789         $   94,873
Work-in-process                        335,512            312,619
Inventories at FIFO cost               386,301            407,492
LIFO reserve                           (66,028)           (66,028)
Inventories at LIFO cost               320,273            341,464
Other FIFO inventories               2,075,869          2,034,641
Total inventories                    2,396,142          2,376,105

(3)  Short-term bank borrowings.
     The Company has $1,850,000 in bank credit lines which mature on March 1, 1997. Interest is charged at the lender's prime rate plus .325%, 8.57% at June 25, 1996. Outstanding borrowings are collateralized by accounts receivable and inventories.
     The credit line agreement contains covenants under which the Company may not pay dividends in excess of 10% of annual net (after tax) profit, purchase property and equipment in excess of $1.4 million in fiscal year end 1996 or enter into mergers, acquisitions or any major sales of assets or corporate reorganizations without prior consent of the bank. The Company is also required to maintain certain financial ratios concerning working capital and debt to equity, as well as a minimum net worth of $2,000,000.
(4)  Capital Stock
          On October 31, 1995, the holders of $122,000 worth of convertible debentures converted into 976,000 shares of capital stock at a conversion price of $.125 per share. The conversion increased capital stock outstanding from 4,377,577 shares to 5,353,577 shares.
(5)  Federal Income Tax Expense
     Effective September 26, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. The cumulative effect of adopting SFAS No. 109 on years prior to September 26, 1993 was $48,227. There was no significant effect on net income from applying SFAS No. 109 during the year ended September 24, 1994.
There were no extraordinary items to be reported for any of the above accounting periods.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Liquidity and Capital Resources
               During the first nine months of the current fiscal year, the Company's working capital has declined from approximately $1,572,000 on September 30,1995 to approximately $1,375,000 as of June 25, 1996. The 13% decline is due primarily to financing the down payment on a new building which will be occupied by the fabrication and processing business. The lease on the premises at the Spokane Industrial Park expired in May 1996. The fabrication business is continuing to occupy the premises on a month to month lease until the new facility at 3900 E. Broadway is complete.
              The Company has a commitment from a bank to provide a construction and subsequent real estate loan for up to $1,688,000. As of June 25, 1996, advances outstanding on the construction loan amounted to approximately $1,309,000. Of this amount outstanding, $878,000 was used to pay off an existing loan secured by a lien on the property. The commitment should be adequate to complete construction of the plant structure. Alternatives are still being explored for additional office space. It is likely that the existing office space for Stock Steel can be remodeled and expanded to provide the necessary accommodation for approximately $215,000. As soon as the engineering is complete the contractor will apply for a building permit. The plan is to begin construction immediately thereafter. It will be necessary to acquire more efficient office furniture in order to make the additional space accommodate the required personnel. The estimated cost of the furniture is $70,000.
     The Company is dependent on an operating line of credit, secured by accounts receivable and inventory to meet its daily financial obligations. A $1.85 million operating line is currently in place through March 1, 1997. The Company expects to be able to renew the operating line of credit for the next year on substantially the same terms and conditions as this year.
Results of Operations
                         Nine Months Ended June 25, 1996
     Sales of approximately $9,345,000 for the nine month period ended June 25, 1996 are 6% higher than approximately $8,778,000 for the same period of time in the prior fiscal year. The increase in sales volume is due primarily to strong demand in both the steel service center and the fabrication and processing markets. Gross margins for the first three quarters of the current year, at approximately $2,510,000 exceeded gross margins for the same period of time in the prior year by 3-1/2%. As a percentage of sales, gross margins for the current year at 26.9% are down slightly from 27.6% the prior year to date. The decline was primarily due to inventory costs below replacement costs early in the year. Increased volume offset the temporary effect of declining mill replacement pricing. The steel service center business represents approximately 74% of the current year to date sales and 67% of the current year to date gross margins. The fabrication and processing business accounts for the remaining 26% of sales and 33% of gross margins. The markets for both businesses continue to exhibit signs of strong demand in the immediate future.
               A 5% increase in operating expense during the first nine months of the current fiscal year over the same period of the prior year is accounted for primarily by increased wages and associated benefits and taxes. The increases are attributable in part to the inefficiencies inherent in working around a construction project. The structure is about 99% complete and the major pieces of equipment have been moved. The move should be complete by the middle to the end of August. While a lot of the spaciousness of the old facility will be gone, the new facility has a much more efficient layout and the space will be much better utilized.
     Interest expense, at approximately $151,000 for the first three quarters of the current fiscal year is 9% below the $166,600 for the same period for the prior fiscal year. The decrease is primarily due to lower interest rates and the conversion of $122,000 worth of debentures into capital stock. The interest rate on the debentures was 9.25%.
     Other income includes payments received on a sublease arrangement at the Spokane Industrial Park location. The $6,000 monthly rental fee was reduced to $3,000 monthly in April 1996 as the equipment in the building was removed for use at the new facility. Rebates from prior years' participation in an industrial insurance retrospective rating plan for the current year were approximately 50% of the prior year. Both of these third quarter events brought year to date non operating other income down by 24% for the first nine months of the current year compared to the same period of time for the prior year.
     An overall 17% decline in net income for the first nine months of the current year compared to the same period of the prior year is the result of inefficiencies created by the construction project. To some extent these costs were anticipated, however there were unforeseen costs associated with delays caused by design changes. Both the steel service center business and the fabrication and processing business have been profitable during the first nine months of the current fiscal year.
                        Three Months Ended June 25, 1996
     Sales of approximately $3,450,000 for the three month period ended June 25, 1996 were 19% higher than approximately $2,896,000 gross sales for the same period in the prior fiscal year. The fabrication and processing business achieved a 48% increase in gross sales at the same time the steel service center business increased revenues by 12%. The fabrication and processing business accounted for 25% of the current year third quarter sales, while the steel service center business accounted for the other 75%. Potential for fourth quarter sales is good, however, the equipment relocation for the fabrication and processing equipment will cause significant downtime for production. Sales will necessarily decline during the period of the move, which will take approximately 8-10 weeks to accomplish.
     Gross margins at 26.6% of sales for the most recent quarter compare to 27.5% for the quarter ending June 25, 1995. Sales growth resulted in an overall increase of 15% in total gross margins.
     Operating expenses, at approximately $677,000 for the three months ended June 25, 1996 compare to approximately $654,000 for the same period of time in the prior fiscal year. This 4% increase is primarily the result of the 19% increase in sales volume.
     Net income before taxes of approximately $222,000 represents a 59% increase for the three month period ended June 25, 1996 compared to the three month period ended June 25, 1995. Strong sales volume and continuing attention to cost control helped to reduce the shortfall between last year's net income year to date and the current year's net income.
     Item 2.  Changes in Securities.
     The Company had sold $250,000 of convertible debentures, collateralized by land and building, held by related parties, with annual interest at 9.25% and due October 31, 1998. The instruments are convertible to no-par common stock after October 31, 1994 at $0.125 per share with 20% per year incremental conversion price increases over the life of the debentures. The Company, at its option, may call any or all outstanding debentures for redemption after January 2, 1994.
     During October 1995, $122,000 of the debentures were converted at $0.125 per share for which 976,000 shares were issued. $128,000 remains as long-term debt. This conversion increased the number of outstanding shares from 4,377,577 to 5,353,577.
     Item 3.  Defaults Upon Senior Securities.
                                        None.
     Item 4.  Submission of Matters to a Vote of Security
Holders.
     None.
     Item 5.  Other Information.
          None.
              Item 6.  Exhibits and Reports on Form 8-K (249.308).
     (a)  Exhibits.
     None.

     (b)  Reports on Form 8-K.
     None.
                                   SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                             THE COEUR D'ALENES COMPANY
                                                  (Registrant)
Dated: April 25, 1996
                                             /s/ Marilyn A. Schroeder
                                             ------------------------
                                             Marilyn A. Schroeder, Treasurer and
                                             Chief Financial Officer
                                             (Authorized Officer and Principal
                                             Accounting and Financial Officer)
                                   SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                             THE COEUR D'ALENES COMPANY
                                             (Registrant)
Dated: April 25, 1996
                                             _________________________________
                                             Marilyn A. Schroeder, Treasurer and
                                             Chief Financial Officer
                                             (Authorized Officer and Principal
                                             Accounting and Financial Officer)