Form 10KSB
period 1996-09-28
COEUR D ALENES CO /IA/
filed 1996-12-27
CIK 861502

                US SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549
                            FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [ FEE REQUIRED ] for the fiscal year ended September 28, 1996.

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [ NO FEE REQUIRED ] for the transition period from _____________ to _____________.
Commission file number 0-18353

                    THE COEUR D'ALENES COMPANY
                        IDAHO 82-0109390
           (State or other jurisdiction of (IRS Employer
       incorporation or organization)   Identification No.)
                          PO BOX 2610
                 SPOKANE, WASHINGTON 99220-2610
      (Address of principal executive offices)   (Zip Code)
                       (509) 924-6363
                (Registrant's telephone number
                     including area code)
   SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None
     SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
         ============================================================
                                        Name of each exchange on
          Title of each class            which registered
          ----------------------------------------------------------
         Common stock, no par value

         ============================================================

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to such filing requirements for at least the
past 90 days.  Yes  X   No
                  ---     ---
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]
Issuer's revenues for its most recent fiscal year: $12,498,993
The aggregate market value of the voting stock of the registrant held by non-affiliates cannot be readily determined because there is no established public trading market for such stock.
Shares outstanding as of December 1, 1996: 5,353,561
No documents incorporated by reference herein.

ITEM 1.   DESCRIPTION OF BUSINESS.

     (A)   GENERAL DEVELOPMENT OF BUSINESS.

     The Coeur d'Alenes Company was first established as J. R. Marks & Co., in Murray, Idaho during the gold rush of 1884 as a supply house for miners. By 1886, there were five stores in North Idaho. In 1889, they became part of Holley, Mason, Marks & Company of Spokane, Washington. In 1892, the five North Idaho stores were spun off by a group (including an original owner) and incorporated under the name of The Coeur d'Alene Hardware Co. In 1913, the major shareholders of Coeur d'Alene Ironworks put the assets of both Companies together, and the resulting Company was incorporated under the name of Coeur d'Alene Hardware and Foundry Company. In 1959, Coeur d'Alene Hardware and Foundry Company changed its name to The Coeur d'Alenes Company.

     In February 1993, The Coeur d'Alenes Company merged with and into an inactive mining Company, Conjecture, Inc. ("Conjecture"), with Conjecture being the surviving corporation but changing its name to The Coeur d'Alenes Company ("Cd'A" or the "Company") immediately following the merger. Conjecture was incorporated in 1954 under the original name Conjecture Mines, Inc., but changed its name to Conjecture, Inc. in 1989.

     Cd'A, together with its wholly-owned subsidiary Union Iron Works, Inc. of Spokane (dba Cd'A Stock Steel), is engaged in the business of the distribution, processing and fabrication of steel, other metals and related products. In early 1993 Conjecture's unpatented mining claims lapsed and, since the merger, Cd'A has sold Conjecture's remaining patented mining claims. As a result, Cd'A is no longer involved in the mining business on even an inactive basis.

     In the last five or six years, as part of its strategic plan, Cd'A has implemented various changes in order to shift its business emphasis and focus away from higher volume, lower margin business (involving a lesser value added component in the form of fabrication, processing or other services) and more towards a lower volume, higher margin business (involving a greater value added component in the form of fabrication, processing or other services). As a result of these changes, a significant amount of Cd'A's revenue is currently generated by the value added and service aspects of this business.

     In October 1993, Cd'A made a significant acquisition of assets when it purchased the property at which its distribution business is located for approximately $1,150,000, with the seller providing most of the financing. During September, 1995, construction began on a new facility at the same location intended to house the fabrication and processing business. A construction loan from the Seafirst bank in the amount of $1,678,728 was used to pay off the seller provided financing and provide 75 percent of the cost of construction. As of the end of September, 1996, the facility was complete and the business relocated. During August, 1996, construction began to remodel and enlarge the office space located on the same property. The total cost is expected to be approximately $250,000. The project will be completed in December 1996. See Item 2 and 6.

      (B)  NARRATIVE DESCRIPTION OF BUSINESS.

     Cd'A is based in Spokane, Washington and conducts its operations at two facilities located on the same property in Spokane. In an effort to increase the efficiency of its operations, in 1992 Cd'A reorganized to devote the entire facility then located at the Spokane Industrial Park location to fabrication and processing operations, for which it is best suited. As part of this reorganization, the inventory associated with Cd'A's distribution operations was relocated from that facility to a second facility out of which its wholly-owned subsidiary conducts distribution operations. The fabrication and processing operations formerly conducted at the Spokane Industrial Park facility generally consist of the custom production of finished metal structures or products (or components thereof) in accordance with a customer's specifications. The fabrication and processing operations include activities such as cutting, bending, drilling, riveting, welding, and assembling. The items produced by the fabrication and processing operations vary depending upon the nature of a customer's order, but in the past have included such items as baghouses (which trap emissions from factories or other manufacturing facilities), crucibles, potshells and liners for aluminum, magnesium or other metal producers, slurry impellers for industry and structural metal supports for highway signs. The distribution operations generally consist of the resale of stock metal materials purchased from mills with no further processing or other services or only limited further processing or other services, such as cutting stock metal materials to a customer's specifications (component parts) or delivery to a customer's location. Metal materials in various types, grades, shapes and sizes are sold by the distribution operations, including such items as beams, bars, plates, sheets, angles, tubes, pipes and gratings. The distribution operations are referred to in the industry and sometimes referred to herein as a steel service center.

     During 1993, Cd'A determined that the available fabrication and processing business did not warrant a building as large as the Spokane Industrial Park facilities. The Company relocated the fabrication and processing business at that building to smaller, even better suited facilities on the property at 3900 E Broadway recently purchased for the distribution business. See item 2.

     Cd'A is not dependent on a single supplier or a small number of suppliers. Over time, it has purchased from domestic mills, foreign mills or a combination thereof, depending upon mill prices, transportation costs and foreign currency exchange rates.

     Cd'A's customers are primarily industrial in nature. Although the mix of Cd'A's customers varies over time, a substantial portion of Cd'A's sales in the recent past has been to customers engaged in the agriculture, lumber, construction, mining, metal producing, or other manufacturing industries.

     Since there is turnover among Cd'A's customers (especially in the fabrication and processing business which is on a job to job basis and often involves relatively large jobs), over any given period, the business of a few customers may represent a significant portion of Cd'A's business. In fiscal 1996 and 1995 one customer amounted to 16% and 15% of total sales. The loss of this large customer could have a significant adverse effect on the immediate business of Cd'A especially in those situations where it results in the loss of large fabrication and processing jobs which had been awarded to Cd'A. The turnover among customers, however, means that any such adverse effect on the business of Cd'A over the longer term will be more attenuated. Nonetheless, it is still important for Cd'A to retain any such large customers.

     The primary market area served by Cd'A is the Pacific Northwest. Although the market area also fluctuates somewhat over time, currently the biggest market area in terms of sales is the Inland Northwest (Eastern Washington, Northern Idaho and Western Montana). The geographical market area of Cd'A is somewhat constrained by high relative transportation costs associated with delivery to customers of products it sells. The transportation cost component, however, is a more significant factor for the steel service center operations than for the fabrication and processing operations because of the higher value added component and potential for higher margins in the fabrication and processing business. Cd'A markets its products throughout the Inland Northwest through sales representatives who cover this territory.

     Cd'A's steel service center business faces stiff competition, both from other steel service centers (mainly those located in or near Cd'A's market area due to transportation costs) and, for larger orders not requiring additional processing or other services, from the mills themselves (not necessarily limited to those located in or near Cd'A's market area since transportation costs from the mill to Cd'A and from Cd'A to the customer may be approximately the same as transportation costs from the mill directly to the customer). Cd'A's fabrication and processing business also faces stiff competition from other fabrication and processing businesses, primarily those located in the West and Midwest but also to a lesser but recently increased extent, those located in other areas of the United States. Again, transportation costs somewhat constrain the size of the geographical market area for competing fabrication and processing operations, although as mentioned above this is a less significant factor than for steel service center operations. Relatively high transportation costs have not had and are not anticipated to have, a significant impact on Cd'A's operations because, as mentioned above, the competition in the area generally is faced with the same costs. In addition, to the extent that the fabrication and processing business market has been in Western Washington where much of the competition is located, the cost of living and therefore labor rate differentials generally were enough to offset the higher transportation cost of Cd'A.

     Cd'A's steel service center business has larger working capital requirements than the fabrication and processing business. Cd'A is required to carry significant amounts of inventory (generally three to four months worth) in the steel service center business in order to provide just-in-time delivery for its customers. Although Cd'A provides rights to return materials, materials returned to Cd'A after sale for reasons other than quality of product or service are subject to a restocking charge. Cd'A experiences a very limited amount of returned goods. Customer payment terms are primarily net 30 days. Ten day payment discounts are offered to some customers. The fabrication and processing business requires much smaller working capital for work in process inventory.

     Both the steel service center business and the fabrication and processing business are dependent on local, regional and, to a lesser extent, national economic conditions. The cyclical nature of these businesses makes it necessary for Cd'A to constantly watch the economic indicators in order to adjust capacity and inventory appropriately. Failure to anticipate a downturn or upturn can have a negative effect on earnings and cash flows because capacity and inventory may be too high in a downturn resulting in a higher cost structure and increased cash flow pressures and too low in an upturn resulting in lost sales.

     Cd'A has generally not experienced a material seasonal effect on its business. The Company's two major areas of business, steel distribution and steel fabrication and processing are counter cyclical.

     Cd'A has no material patents, trademarks, licenses, franchises, concessions or royalty agreements. Cd'A fabrication and processing business has a labor contract with Teamsters Local #582 which expired in April 1995. The labor contract has terms comparable to those of similarly situated Companies, and does not contain any terms which management believes will have a significant adverse effect on Cd'A's business. In the absence of a new labor agreement, the Company is, at present, continuing to apply the terms and conditions of the expired contract. Labor negotiations continue with Teamsters Local #582. Cd'A anticipates that the issues remaining to be settled will be resolved without a significant adverse effect on the Company.
 Cd'A fabrication and processing business had a labor contract with Ironworkers Local #506 which expired in August 1995. The Company continued to apply the terms and conditions of the expired contract while attempting to negotiate a new, mutually agreeable contract. In December 1996 the employees who were members of the Ironworkers union elected to decertify and are no longer covered by a labor contract.

     Various environmental laws and regulations apply to Cd'A's operations. Cd'A is not aware of any environmental law or regulation claim by any governmental authority or regulatory body with which it has not complied. At this time, it is not expected that federal, state or local environmental laws or regulations will have a material adverse effect on the capital expenditures, earnings or competitive position of Cd'A. Cd'A has not made any material capital expenditures for environmental control facilities during the current or prior two fiscal years, nor is it currently anticipated that Cd'A will make any material capital expenditures for environmental control facilities during the next fiscal year.

     Cd'A is not aware of any existing or probable governmental regulations which would have a material adverse effect on Cd'A's business.

     Cd'A currently has 71 total employees (41 in the steel service center business and 30 in the fabrication and processing business) and 70 full time employees (40 in the steel service center business and 30 in the fabrication and processing business).

ITEM 2.   DESCRIPTION OF PROPERTY.

     Cd'A conducts its operations out of two facilities located at 3900 E. Broadway in Spokane WA. Each of the two facilities is approximately 42,150 square feet for a total of approximately 84,300 sq ft. The fabrication and processing business occupies approximately 30,000 square feet in the most recently constructed building, with the steel service center business occupying the remaining 54,300 square feet. The property was purchased by Cd'A in October 1993 with approximately 45,000 square feet of building including approximately 3,000 square feet of office space. An additional 42,150 square foot facility was added during the fiscal year ended September 1996. Cd'A is currently expanding and remodeling the office space.

     The facilities have a first lien in favor of a bank securing a promissory note in the amount of approximately $1,679,000 for the construction loan at September 28, 1996 and a second lien in favor of the holders of convertible debentures in the amount of $128,000. See Item 5 and 6.

     Management believes that the fabrication and processing business needs additional working space and is currently in the process of adding approximately 8,000 square feet under crane on the end of the existing facility. Initially the space will not be enclosed but could be in the future if the work load indicates the need.

ITEM 3.   LEGAL PROCEEDINGS.

     Cd'A is not a party to any material pending legal proceedings, nor is any of its property subject to any material pending legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the last fiscal year through solicitation of proxies or otherwise.

(The balance of this page has been intentionally left blank)

                                    PART II

ITEM 5.   MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     (a) MARKET FOR COMMON STOCK. Although the common stock of Cd'A having no par value, is traded on the over-the-counter market based in Spokane, Washington, there is currently no established public trading market for Cd'A common stock. Since July 1, 1993, Cd'A common stock has been traded on this over-the-counter market, with the primary basis consisting of limited quotations by Sandberg Securities and Empire Securities, two securities broker-dealers based in Spokane, Washington. The range of high and low bid quotations for Cd'A common stock, by quarters, for the period beginning October 1, 1994 through September 30, 1996 are set forth in dollars per share below:

                               1996                1995
                               High - Low          High - Low

July 1 - September 30          $.15 - $.16         $.15 - $.10
April 1 - June 30              $.15 - $.15         $.16 - $.15
January 1 - March 31           $.15 - $.15         $.16 - $.16
October 1 - December 31        $.15 - $.15         $.16 - $.15

     The source of the above quotations is the Spokane over-the-counter listing, and the above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. In addition, the lack of an established public trading market for Cd'A common stock should be kept in mind in reviewing the above quotations. The prices shown are reflective of limited transactions.

     (b) HOLDERS. As of December 1, 1996, there were approximately 1,250 holders of record of Cd'A common stock.

     (c) DIVIDENDS. In the last two fiscal years, Cd'A has not declared or paid any dividend on Cd'A common stock or the previously authorized common stock of Cd'A outstanding prior to the merger. Cd'A is restricted under the terms of its bank loan agreement from paying dividends in an amount greater than 10% of net income without the prior approval of the bank lender.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS.

                           LIQUIDITY AND CAPITAL RESOURCES

     The Company anticipates that it will continue operating the steel distribution business and the fabrication and processing business much as it has for the past two years during the twelve month period beginning September 29, 1996 and ending September 27, 1997. Gross margins as a percent of sales likely will be comparable to the year just ended, although expected declines in the replacement cost on certain plate products could have a temporary adverse effect. The overall impact of the declining replacement costs is expected to be small and manageable. The economic climate in the Company's market area is similar to last year, allowing Cd'A to anticipate a fairly strong demand for its products in the current year.

     During October 1993, the Company purchased the real estate occupied by the Steel Service Center business and sold convertible debentures in a private placement in order to raise the down payment. The purchase price of the property was $1,150,000 with the seller initially carrying a note for $950,000. The offering was for $250,000 with $200,000 used for the down payment and $50,000 used to purchase computer hardware. Interest accrues on the outstanding balance of the debentures at the rate of 9-1/4%. The debentures are due on October 31, 1998 and are secured by a second lien on the real estate. The debentures allow the holder to convert in whole or in part after October 31, 1994. The initial conversion price was $.125 per share of Cd'A common stock.
On November 1 in each of 1995, 1996 and 1997, the conversion price is increased by an amount equal to 20% of the initial conversion price. As of December 1, 1996, $122,000 of the debentures have converted at the initial conversion price of $.125 per share, resulting in 976,000 additional shares of common stock issued and outstanding. The Company may, at its option, call any or all of the outstanding debentures for redemption after January 2, 1994.

     During September 1995, the Company began construction on an additional facility located on the property next to the steel service center. The Company obtained a construction loan from a bank which was used to finance the construction and repay the remaining balance of the note payable to the seller. The construction loan is secured with a first lien on the property. The Seafirst has secured the construction loan with a first lien on the property. At the conclusion of the building construction, including office expansion and remodeling, the loan can be converted to a permanent loan with a twenty year amortization period and a ten year balloon payment. The agreement allows the Company to choose a fixed or variable rate of interest at the time the loan is converted. Management anticipates that an additional $250,000 will be advanced on the construction loan to finance the office construction before the loan is converted to a permanent loan.

     The operating lease on the Spokane Industrial Park premises expired in May, 1996. The Company is continuing to lease on a month to month basis while the office space at 3900 E. Broadway is being prepared and while the premises at the Industrial Park are being restored to their original state. The additional cost involved with vacating the premises at the Industrial Park are estimated to be approximately $60,000. An auction of surplus equipment held on November 19, 1996 will provide most of the capital necessary to complete the move. The Company has vacated the premises as of December 1996.

     Cd'A plans to continue to expend very limited research and development funds to market a tarping system primarily for use on railroad cars. The design is intended to withstand all kinds of weather and travel conditions. After several revisions from the initial concept, two tarps are currently in their second year of use on Union Pacific railroad cars. Interest in the tarps continues to increase, but the ownership of the railroad cars by an entity other than the party interested in the tarps continues to impede the marketing effort. Management estimates that an additional $5,000 will be spent to adapt the concept to the trucking industry where the customer will be obvious. The financing for the project will come from internally generated funds.

     During the year ended September 28, 1996, cash decreased by approximately $59,000. Operating activities generated $198,000 in cash flow, or approximately $154,000 less than the prior fiscal year. The decrease was primarily the result of higher levels of inventory of approximately $412,000 (mostly work in process) and increased accounts receivable of $189,000 due to strong third quarter sales volume. Additions to property and equipment in the amount of $1,376,000 contributed materially to the decrease in cash. Cash was provided by net income of $290,000 as well as an increase in accounts payable in the amount of approximately $313,000 and long term borrowing in the amount of approximately $1,050,000. Comparing cash sources to the prior fiscal year, the cash was primarily provided by fiscal 1995 operations as a result of net income and reductions in accounts receivable levels. Higher inventory levels and additions to property and equipment were major uses of cash.

     Working capital at approximately $1,600,000 remained fairly constant compared to the prior fiscal year.

     Cd'A is very dependent on external sources of funding in the forms of operating lines of credit and long term property and equipment loans. As of the end of the fiscal year ended in September, 1996, Cd'A has an operating line of credit in the amount of $1,850,000 at the Seafirst Bank. The operating line expires March 1, 1997. In the event that it is not possible to renew the operating line, it would be necessary for Cd'A to raise capital through stock issuances, bond sales or other available means. Management, however, does not anticipate a significant problem in renewing the operating line next March on substantially the same terms and conditions as the current line.

                       NEW ACCOUNTING PRONOUNCEMENTS

     In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to Be Disposed Of" which requires that long-lived assets and certain identifiable intangibles to be held and used by an etitiy be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. SFAS No. 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995, and is not expected to have a significant impact on the Company's financial statements.
     In October 1995, the Financial Accounting Standards Board issued SFAS
No. 123, "Accounting for Stock-Based Compensation" which requires that companies recognize the cost of stock-based employee compensation plans based on the fair value of the stock options. SFAS

No. 123 is effective for financial statements issued for fiscal years beginning after December 15, 1995, and is expected to have no impact on the Company's financial statements.

                              RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage of revenues represented by certain items reflected in the Company's statements of income:
                                                   Year Ended
                                                   September
                                            28, 1996       30, 1995

Net Sales                                    100.00%    100.00%
Cost of Sales                                 71.86%     72.09%
Gross Profit                                  28.14%     27.91%
Selling, General & Administrative Expense     24.43%     24.21%
Operating Income                               3.71%      3.70%
Interest Income                                 .18%       .19%
Interest Expense                              (1.67%)    (1.52%)
Other Income                                   1.16%       .83%
Income Before Income Taxes                     3.38%      3.20%
Income Tax Expense                            (1.06%)    (1.09%)
Net Income                                     2.32%      2.11%


FISCAL 1996 COMPARED TO FISCAL 1995

     Net sales increased 3.16% to $12,499,000 in fiscal 1996 from $12,116,000 in fiscal 1995. The increase is primarily the result of a 8.91% sales volume increase in the fabrication and processing business. The steel distribution business contributed also, but to a lesser extent with a 1.48% increase in net sales for the year. In fiscal 1996, fabrication and processing sales of approximately $2,995,000 were 23.96% of the total Company's sales, compared to 22.70% in fiscal 1995 at approximately $2,750,000. Net sales of the steel distribution business were approximately $9,504,000 in fiscal 1996, representing 76.04% of total net sales, compared to approximately $9,365,000 in fiscal 1995 and 77.30% of total net sales. The increase in metal fabrication and processing sales was due to some large research and development projects for a major customer. The increase in the distribution sales was primarily the result of increased service to existing customers.

     Cost of sales as a percentage of revenue remained constant at 71.86% for fiscal 1996 compared to 72.09% for fiscal 1995. The slight decline was due to continuing focus on cost containment. Cost of sales for the fabrication and processing business at 61.83% of sales for fiscal 1996 actually increased slightly from 60.75% for fiscal 1995. Some fluctuation is common due to the continuously changing types of jobs. The metal distribution business completed the year with cost of sales at 76.06% compared to 76.44% for fiscal 1995. The resulting gross margins of 38.17% for the fabrication and processing business and 23.94% for the metal distribution business during fiscal 1996 compare to 39.25% for the fabrication and processing business and 23.94% for the metal distribution business during fiscal 1995.

     Selling, general and administrative expenses increased by approximately $120,000 during fiscal 1996 compared to fiscal 1995. The increase of 4.08% was anticipated and primarily the result of the inefficiencies of working around the construction project.

     Interest expense increased by approximately $25,000 to $209,000 in fiscal 1996 from $184,000 in fiscal 1995. The increase was the result of higher average outstanding balances on the operating line of credit. In anticipation of the need for a down payment on the newly constructed facility, operating profits and cash generated on the sale of surplus equipment was used to pay down the operating line. During fiscal 1996 the money was used to finance the building project.

     Other income increased by approximately $44,000 to $145,391 in fiscal 1996 from $101,101 in fiscal 1995. The increase was due to a settlement by a vendor of a business interruption claim.

     Federal income tax expense of $133,000 for fiscal 1996 compares to $132,000 for fiscal 1995. The effective tax rate of 31.37% was slightly lower for fiscal 1996 than the 34.00% rate for fiscal 1995.

     At September 28, 1996, the Company has a deferred long-term tax liability of $44,403 resulting primarily from the use of accelerated methods of depreciation of fixed assets and a deferred tax asset of $70,450 resulting from vacation accrual and allowance for bad debts. The Company believes it is more likely than not that the deferred tax asset will be realized as a result of projected future operating income and the reversal of deferred temporary differences.

     Various factors discussed above resulted in net income of $290,000 for fiscal 1996 compared to $257,000 for fiscal 1995.


                                   SUMMARY

     During the past five or six years, Cd'A has made significant changes in the structure of its operations in response to changing market conditions: the shift in business emphasis to lower volume, higher margin business, the physical reorganization of its operations along business lines (fabrication and processing versus distribution), the addition of more efficient equipment and the utilization of property owned by the Company to replace leased premises. During the 1996 fiscal year the Company moved the fabrication and processing business to the same location as the distribution business which is a major supply source. The move will make the operations more efficient and eliminate the need for duplicate equipment. Management believes that this next step in the reorganization process will allow the Company to take advantage of the counter cyclical nature of the two business lines without requiring duplicate handling and overhead necessitated by the distance which separated the two businesses. Management believes that the distribution business will continue to experience moderate to strong demand throughout the 1997 fiscal year. The processing and fabrication business will continue to develop its market niche and expand its customer base. The process of change is ongoing as Cd'A remains attuned to changing customer needs thereby continuously identifying new opportunities. During fiscal 1997 the Company will consolidate the office staff from the Industrial Park with the office staff at the 3900 E. Broadway location. Management believes this will also result in additional efficiencies.

ITEM 7.   CONSOLIDATED FINANCIAL STATEMENTS.


                         INDEX TO FINANCIAL STATEMENTS

Audited Consolidated Financial Statements
     Report of Independent Certified Public Accountants
     Consolidated Balance Sheets
     Consolidated Statements of Income
     Consolidated Statements of Stockholders' Equity
     Consolidated Statements of Cash Flows
     Summary of Significant Accounting Policies
     Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     (a) DIRECTORS AND EXECUTIVE OFFICERS. THE FOLLOWING TABLE SETS FORTH THE DIRECTORS AND EXECUTIVE OFFICERS OF CD'A.

Name                          Age  Position                 Service
                                                           Commenced

Jimmie T.G. Coulson            63  Director,                Jan. 1976
6203 S. Corkery Ext. Rd.           President,               Jan. 1982
Spokane, WA  99223                 Chief Executive Off.     Jan. 1982

Marilyn A. Schroeder           45  Director,                Dec. 1991
N. 15406 Lloyd Lane                Treasurer,               Jan. 1982
Mead, WA  99021                    Chief Financial Off.     Jan. 1982
                                   Secretary                May 1994

Wendell J. Satre               78  Director                 Mar. 1989
39 W. 33rd
Spokane, WA  99203

Robert Shanewise, M.D.         74  Director                 Mar. 1989
921 W. Comstock Ct.
Spokane, WA  99203

William A. Griffith            74  Director                 Jan. 1987
630 S. 14th St.
Coeur d'Alene, ID 83814

Lawrence A. Coulson            38  Vice-President           Jan. 1990
5711 S Corkery Road
Spokane WA  99223

Joel E. Simpson                39  Vice-President           Aug. 1995
1306 E Sara Lane
Spokane WA  99223

     Mr. Coulson has been a director of Cd'A since January 1976 and president and chief executive officer of Cd'A since January 1982. He is also a director and president of Union Iron Works, Inc., of Spokane (dba Cd'A Stock Steel), which is a wholly-owned subsidiary of Cd'A. Mr. Coulson also is a director of Inland Northwest Bank, a publicly-held bank based in Spokane, Washington. He serves as the Steel Service Center Institute governmental affairs immediate past chairman.

     Ms. Schroeder has been treasurer and chief financial officer of Cd'A since January 1982, a director of Cd'A since December 1991 and secretary since May 1994. She also serves on the board of directors of Associated Industries of the Inland Northwest.

     Mr. Satre has been a director of Cd'A since March 1989. He is a retired chairman and CEO of Washington Water Power. He also is a director and chairman of Output Technology Corporation, president and chairman of the Board of Directors of Consolidated Electronics, Inc. and a director of Key Tronic Corporation where he served as acting president from August 1991 to March 1992.

     Dr. Shanewise has been a director of Cd'A since March 1989. Dr. Shanewise has been an orthopedic surgeon for Orthopedic Associates, Inc., from 1955 to present. He also was a director of Conjecture from 1979 to February 1993 and president of Conjecture from 1987 to the merger date of February 2, 1993 with The Coeur d'Alenes Company. Dr. Shanewise is also a director of Inland Northwest Bank.

     Mr. Griffith has been a director of Cd'A since January 1987. He also has been a director and chairman of the board of Inland Northwest Bank Corporation, Inc. from 1989 to present. He was CEO and chairman of the board from May 1979 to May 1987 and presently is a director of Hecla Mining Company and president and director of Granduc Mines, Limited from 1987 to 1988.

     Lawrence Coulson has been the General Manager at Stock Steel since September 1986 and a Vice President since January 1990. Lawrence is a Director of the National Association of Credit Management Inland Northwest. Lawrence also serves as the President of the Spokane Chapter of the Steel Service Center Institute. Lawrence has a Masters Degree in Business Administration from Gonzaga University.

     Joel E. Simpson has been employed at The Coeur d'Alenes Company since 1979. After working in all four branch locations in various positions Joel became Merchandise Manager in 1985. In 1988 he became the Steel Service Center Manager and in 1993 General Manager of the Industrial Fabrication Division. Since 1995 Joel has been a Vice-President of Cd'A. He served as President of the Washington Steel Service Center Institute from 1989 to 1992 and is currently on the Spokane Economic Development Council's Workforce Development Committee.

     Each of the directors of Cd'A serve until his or her successor is duly elected at the next annual shareholder meeting of Cd'A or until his or her earlier resignation, removal or death.

     (b) COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT.

     Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company with respect to the last fiscal year, Cd'A is not aware of any failure to file on a timely basis any of such Forms during the last fiscal year or prior years by any person who, at any time during the last fiscal year, was a director, officer, or a beneficial owner of more than 10% of Cd'A common stock. Two form 13Ds required to be filed by Jimmie Coulson and Lawrence Coulson as a result of the conversion of debentures into common stock were filed one week late.

ITEM 10.   EXECUTIVE COMPENSATION.

Name & Principal                             Other Annual
Position          Yr   Salary*     Bonus     Compensation      Total

Jimmie Coulson    96   $102,088**  $52,716      ----          $154,804
                  95   $105,953**  $37,572      ----          $143,525
President, CEO    94   $104,906**  $20,000      ----          $124,906

 * Based upon salaries paid or accrued during fiscal years ended September 28, 1996, September 30, 1995 and September 24, 1994. There are no employees other than the CEO who receive compensation in excess of $100,000 annually.

 ** Includes contribution to employee profit-sharing and 401(k) plan ("the plan") of $2,016 in 1996, $1,835 in 1995, and $1,547 in 1994. The plan is qualified under Section 401 and 501 of the Internal Revenue Code of 1986.
All employees are eligible to participate after one year of service if they are 21 years of age or older and meet the minimum hours worked requirement. The plan is funded by discretionary contributions determined by the Cd'A Board of Directors and by a 25% match to employee contributed funds to a maximum of 6% of salary. The profit-sharing contributions are allocated to participants based on the participants salary as a percentage of total salaries of all participants. Vesting occurs on an incremental basis between the third and seventh year of service. No distributions were made to any executive officer during the last three fiscal years except as required to refund any excess deferrals.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     (a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

     The following table sets forth the beneficial ownership of Cd'A common stock as of December 1, 1996 by each person known by Cd'A to be a beneficial owner of 5 or more of Cd'A common stock. As of such date, a total of 5,353,561 shares of Cd'A common stock were outstanding. This disclosure is made pursuant to certain rules and regulations promulgated by the Securities and Exchange Commission and in certain instances the number of shares shown as being beneficially owned may not be deemed to be beneficially owned for other purposes.
                                        AMOUNT AND CLASS
                NAME AND ADDRESS        NATURE OF BENEFICIAL       PERCENT
TITLE OF       OF BENEFICIAL OWNER           OWNERSHIP             OF CLASS
---------      -------------------      --------------------       --------

Common Stock   Jimmie T.G. Coulson *
               6203 S Corkery Road
               Spokane WA  99223             1,988,483               36.55
Common Stock   Arlene C. Coulson
               4010 East 80th
               Spokane WA  99223               703,722               13.14
Common Stock   Lawrence A. Coulson  **
               5711 South Corkery Road
               Spokane WA  99223               297,293                5.47
Common Stock   Ingersoll Rand Company
               91 New England Avenue
               Piscataway NJ  08854            272,795                5.10


* The amount and percentage shown in this table as beneficially owned by Mr. Coulson includes 461,045 of the 703,722 shares which are also shown in this table as beneficially owned by Arlene C. Coulson. Arlene Coulson is the record owner of these 461,045 shares, but pursuant to a property settlement agreement (i) Mr. Coulson has the right to vote these shares (or Arlene Coulson's right to vote these shares is limited) in certain circumstances and, (ii) Mr. Coulson has a first right of refusal to acquire these shares in the event of a third party's offer to purchase them on certain terms. This table should be read taking into account that these 461,045 shares are shown as beneficially owned by both Arlene Coulson and Mr. Coulson. Mr. Coulson disclaims beneficial ownership of these 461,045 shares.

**   Lawrence Coulson is the son of Jimmie Coulson.

     (b)   SECURITY OWNERSHIP OF MANAGEMENT.      The following table sets
forth the beneficial ownership of Cd'A Common Stock as of December 10, 1995 by each director and executive officer of Cd'A, named individually, and all directors and executive officers of Cd'A as a group, without naming them. This disclosure is made pursuant to certain rules and regulations promulgated by the Securities and Exchange Commission and in certain instances the number of shares shown as being beneficially owned may not be deemed to be beneficially owned for other purposes.

                NAME AND ADDRESS OF     AMOUNT AND NATURE OF    PERCENT
TITLE OF CLASS   BENEFICIAL OWNER       BENEFICIAL OWNERSHIP     CLASS
-------------- ----------------------    --------------------   --------
Common Stock   Jimmie T.G. Coulson
               6203 S. Corkery Road
               Spokane WA  99223             1,988,483            36.55
Common Stock   Lawrence A. Coulson
               5711 South Corkery Road
               Spokane, WA  99223              297,293             5.47
Common Stock   Marilyn A. Schroeder
               N. 15406 Lloyd Lane
               Mead WA  99021                  101,135             1.83
Common Stock   Wendell J. Satre
               39 West 33rd Ave
               Spokane WA  99203                   389            0  **
Common Stock   Joel E. Simpson
               E. 1306 Sara Lane
               Spokane WA 99223                  1,105            0  **
Common Stock   Robert Shanewise, M.D.
               921 W. Comstock Court
               Spokane WA  99203                96,809             1.81
Common Stock   William A. Griffith
               630 South 14th
               Coeur d'Alene ID  83814             389               **
Common Stock   All directors & executive
               officers as a group          -----------          ------
               (7 persons) *                 2,485,603            46.43
                                            ===========          ======

* The amount and percentage shown in this table as beneficially owned by Mr. Coulson and by all directors and executive officers as a group includes the 461,045 shares beneficially owned by Arlene Coulson which are referred to in footnote 1 to the preceding table.
**  Indicates less than 1% of outstanding shares of class.


     (c) CHANGES IN CONTROL. Cd'A is not aware of any arrangements which may result in a change of control of Cd'A. See also item 6 relating to convertible debentures issued in October 1993.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The purchasers of the $250,000 aggregate principal amount of the Convertible Debentures sold and issued by Cd'A on October 29, 1993 and December 31, 1993, included the following persons and entities. Jimmie T.G. Coulson (President, Chief Executive Officer and director) purchased $87,000 original aggregate principal amount of the Convertible Debentures. A retirement account for the benefit of Robert P. Shanewise, M.D. (director of Cd'A) purchased $50,000 original aggregate principal amount of Convertible Debentures. Lawrence A. Coulson (son of Jimmie T.G. Coulson and Vice President of Stock Steel, a wholly owned subsidiary) purchased $35,000. CINV (a partnership whose partners are Jimmie T.G. Coulson , and sons of Jimmie T.G. Coulson, Lawrence A. Coulson and David A. Coulson, each of whom has a one-third partnership interest) purchased $15,000. Ben Harney and Dorothy Harney (parents of Marilyn A. Schroeder, Treasurer and a director of Cd'A) purchased $13,000, Harry Yost and Ruth Yost (parents of Arlene Coulson) purchased $50,000. As of October 31, 1995, the $87,000 purchased by Jimmie T.
G. Coulson and the $35,000 purchased by Lawrence Coulson were converted to common stock at a conversion price of $0.125 per share.

     Cd'A has no parent Company.

(The balance of this page has been intentionally left blank).

                                         PART IV
              ITEM 13.   EXHIBITS, SCHEDULES, AND REPORTS ON FORM 8-K.
                   (a)   EXHIBITS

                         EXHIBIT INDEX
PAGE NO.   EXHIBIT NO.   DESCRIPTION OF EXHIBIT
-------    ----------    ----------------------

  43        3.1 (F1)     Articles of Incorporation of Cd'A
   7        3.2 (F1)     Bylaws of Cd'A - Amendments to By-laws
                             dated 05/02/94
  97       10.1 (F2)     Seafirst Bank - Commercial Security
                         Agreements (Cd'A & Union Iron Works)
                             dated 03/27/95
                         Seafirst Bank - Business Loan Agreement
                             dated 03/26/96 (Cd'A & Union Iron Works)
                (F2)     Seafirst Bank - Promissory Notes
                             dated 03/27/95 (Cd'A and Union Iron Works)
                (F2)     Seafirst Bank - Loan Modification Agreement
                             dated 09/18/95 (Cd'A and Union Iron Works)
                         Seafirst Bank - Promissory Notes
                             dated 12/20/95, 03/26/96, & 9/17/96
                             Union Iron Works
                         Seafirst Bank - Deed of Trust, Security Agreement and
                             Fixture Filing With Assignment of Leases and Rents dated 12/20/95 (Cd'A)
                         Seafirst Bank - Construction Loan Agreement
                             dated 12/20/95 (Cd'A)
                         Seafirst Bank - Certificate and Indemnity Agreement
                             Regarding Building Laws and Hazardous Substances dated 12/20/95 (Cd'A)
                         Seafirst Bank - Agreement of Subordination
                             dated 12/20/95  (Cd'A and Union Iron Works)
                         Seafirst Bank - Loan Modification and Additional
                             Advance Agreement dated 11/21/96 (Cd'A)
                         Seafirst Bank - First Amended and Restated Promissory
                             Note dated 11/12/96 (Cd'A)
                         Seafirst Bank - Subordination Agreement
                             dated 2/5/96 (Cd'A)
120        10.2 (F2)     Convertible Debentures due 1998 of Cd'A and related
                         Deed of Trust dated October 29,1993
                         executed by Cd'A in favor of Stewart Title
                         Company of Spokane as Trustee for the
                         benefit of the holders of such Convertible Debentures.
167        10.5 (F1)     Labor Agreement Teamsters Union, Local 582
                             dated 08/17/92 through 04/01/95
235        10.6 (F1)     Adoption Agreement #003 401K Employee Profit
                             Sharing Plan dated 04/30/93
           13.1 (F2)     Annual report to security holders
267        21   (F1)     List of Subsidiaries

(F1) Previously filed with the Securities and Exchange Commission on Form 10-KSB for year ending September 1994.
(F2) Previously filed with the Securities and Exchange Commission on Form 10-KSB for year ending September 1995.

      (b)   REPORTS ON FORM 8-K.
            None.