Form 10QSB
period 1996-12-25
COEUR D ALENES CO /IA/
filed 1997-02-11
CIK 861502

US SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549 FORM 10-QSB
(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
DECEMBER 25,  1996.
[    ] TRANSITION REPORT PURSUANT TO      SECTION 13 OR 15(d) OF
THE    SECURITIES EXCHANGE ACT OF 1934    FOR THE TRANSITION PERIOD FROM
_________________ TO ________________.
Commission File Number   0-18353
THE COEUR D'ALENES COMPANY
(Exact name of registrant as specified in its charter)
Idaho                                    82-0109390
(State or other jurisdiction of         (IRS Employer Identification No.)
incorporation or organization)
     PO BOX 2610, Spokane, Washington                       99220-2610
     (Address of principal executive offices)               (Zip Code)
          (509) 924-6363
 (Registrant's telephone number, including area code)
Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No Applicable only to issuers involved in bankruptcy proceedings during the preceding five years.
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes___No___
Applicable only to corporate issuers
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 5,353,561 shares of common stock, no par value, were outstanding as of January 31, 1997.
PART I.  FINANCIAL INFORMATION.
     Item 1.  Financial Statements.
     The condensed financial statements of The Coeur d'Alenes Company (sometimes referred to herein as the "Company") included herein have been prepared by the Company without audit or review by the Company's accountants pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary to a fair statement of the results of operations for the interim periods ended December 25, 1996 and December 25, 1995 have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in The Coeur d'Alenes Company's latest audited financial statements for the fiscal year ended September 28, 1996.
Index of Financial Statements

                                                            Page
Consolidated Balance Sheets -
December 25, 1996 and September 28, 1996                    3
Unaudited Consolidated Income Statements -
Three Months Ended December 25, 1996 and December 25, 1995  4
Unaudited Consolidated Statement of Cash Flows
Three Months Ended December 25, 1996 and December 25, 1995  6
Condensed Notes to Unaudited Consolidated
Financial Statement                                         7

THE COEUR D ALENES COMPANY CONSOLIDATED BALANCE SHEET
December 25, 1996 and September 28, 1996

ASSETS                               Dec 25, 1996        Sept 28, 1996
                                     (Unaudited)         (Audited)
Current Assets:
     Cash                            $   92,436          $    68,645
     Accounts receivable              1,340,841            1,181,599
     Inventory                        2,796,516            2,788,654
     Other current assets               128,393               70,450
          Total current assets        4,358,186            4,109,348
Property and Equipment                4,851,458            5,332,622
     Less accumulated depreciation    1,584,022            2,235,079
     Net property and equipment       3,267,436            3,097,543
Other asset                              44,493               50,732
Total assets                         $7,670,114           $7,257,623
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Short term bank borrowings      $1,206,209           $  863,477
     Accounts payable                 1,084,793            1,046,662
     Accrued expenses                   282,712              486,478
     Current amount on long-term debt    83,576               75,821
          Total current liabilities   2,657,290            2,472,438
Long-term debt:
     Deferred tax liability              63,007               44,403
     Long term debt less
          current maturities          2,280,643            2,031,406
     Long term debt to related parties  128,000              128,000
          Total long term liabilities 2,471,650            2,203,809
Total liabilities                     5,128,940            4,676,247
Stockholders' Equity:
     Capital Stock                    1,186,192            1,186,192
     Retained earnings                1,358,782            1,398,984
                              --------------------------------------
                                      2,544,974            2,585,176
          Less Treasury Stock at cost     3,800                3,800
          Total stockholders' equity  2,541,174            2,581,376
Total liabilities and
     stockholder's equity            $7,670,114           $7,257,623

THE COEUR D ALENES COMPANY UNAUDITED CONSOLIDATED INCOME STATEMENT Three Months Ended December 25, 1996 and December 25, 1995

                                          1996           1995
Net sales                                 $3,004,130     $2,694,541
Costs of sales                             2,196,196      1,983,000
Gross profit on sales                        807,934        711,541
Selling, general and administrative
     expenses                                830,577        757,894
Operating loss                               (22,643)       (46,353)
Other income (expense)
Interest income                                6,655         12,506
Interest expense                             (77,392)       (50,862)
Other income                                  29,567         15,430
Total other expense                          (41,170)       (22,926)
Loss before income tax expense               (63,813)       (69,279)
Income tax benefit                           (23,611)       (25,633)
Net loss                                   $ (40,202)    $  (43,646)
Loss per share                             $ 0.01        $    0.01
Shares outstanding                         5,353,561      5,353,577

THE COEUR D'ALENES COMPANY
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
Three Months  Ended December 25, 1996 and December 25, 1995

                                           1996           1995
Cash flows from operating activities:
     Net loss                              $(40,202)      $(43,646)
Adjustments to reconcile net income
     to cash provided (used)
     by operating activities:
Depreciation                                 55,384         37,425
Gain on disposal of assets                  (22,122)
Changes in assets and liabilities
     Accounts and notes receivable         (159,242)      (162,399)
          Inventories                      (  7,862)      (490,833)
          Prepaid expense                  ( 57,943)      (  1,511)
          Other Assets                        6,239         31,557
Accounts payable                             38,131        898,975
Accrued expenses                           (185,162)        46,453
Cash provided (used) by operating
     activities                            (372,779)       316,021
Cash flows from investing activities:
     Proceeds from sale of assets            47,350
     Additions to property and equipment   (250,505)      (238,421)
Cash flows used by investing activities    (203,155)      (238,421)
Cash flows from financing activities:
Net borrowing (payments) borrowings
     under line of credit                   342,732       (194,027)
Principal repayment of long-term debt       (14,280)      ( 11,097)
     New long term note                     271,273          0
Cash provided (used) by financing
     activities                             599,725       (205,124)
Net increase (decrease) in cash              23,791       (127,524)
Cash, beginning of period                    68,645        128,085
Cash, end of period                        $ 92,436       $    561

THE COEUR D ALENES COMPANY CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(1)  Summary of Significant Accounting Policies.
Significant accounting policies followed for the three months ended December 25, 1996 are the same as those contained in the Summary of Significant Accounting Policies from the Company's audited financial statements as of September 28, 1996 and September 30, 1995.
(2)  Inventories.
Inventories are summarized as follows:

                                        December 25,        September 28,
                                        1996                1996
Raw materials on LIFO                   $  79,130           $  147,528
Work-in-process                           429,049              550,462
Inventories at FIFO cost                  508,179              697,990
LIFO reserve                              (56,711)             (56,711)
Inventories at LIFO cost                  451,468              641,279
Other FIFO inventories                  2,345,048            2,147,375
Total inventories                       2,796,516            2,788,654

(3)  Short-term bank borrowings.
        The Company has $1,850,000 in bank credit lines which mature on
March 1, 1997. Interest is charged at the lender's prime rate plus .325%, 8.57% at December 25, 1996. Outstanding borrowings are collateralized by accounts receivable and inventories.
     The credit line agreement contains covenants under which the Company may not pay dividends in excess of 10% of annual net (after tax) profit, purchase property and equipment in excess of $1.4 million in fiscal year end 1996 or enter into mergers, acquisitions or any major sales of assets or corporate reorganizations without prior consent of the bank. The Company is also required to maintain certain financial ratios concerning working capital and debt to equity, as well as a minimum net worth of $2,000,000.
(4)  Capital Stock.
On October 31, 1995, the holders of $122,000 worth of convertible debentures converted into 976,000 shares of capital stock at a conversion price of $.125 per share. The conversion increased capital stock outstanding from 4,377,577 shares to 5,353,577 shares.
(5)  Federal Income Tax Expense
As of December 25, 1996 and September 28, 1996, the Company has a deferred long term tax liability of $63,007 and $44,403 resulting primarily from the use of accelerated methods of depreciation of fixed assets and a deferred tax asset of $70,450 and $70,450 resulting from vacation accrual and bad debt allowance. No valuation allowance is recorded since the Company believes it is more likely than not that it will realize the deferred tax asset. There were no extraordinary items to be reported for any of the above accounting periods.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Liquidity and Capital Resources
     During the first three months of the current fiscal year, the Company's working capital has remained relatively constant, moving from approximately $1,637,000 on September 28,1996 to approximately $1,701,000 as of December 25, 1996. The 4% improvement was primarily the result of long-term financing on a remodeled and expanded office building. The first progress payment was funded from the operating line in September, 1996 waiting for an appraisal to support permanent funding.
     The Company converted a construction loan in the amount of $1,950,000 to a permanent loan in December, 1996. The loan was used to pay off the former owner, construct approximately 42,000 sq. ft. of plant facility and remodel and expand the office space to approximately 6,000 sq. ft. The terms of the loan include a 20 year amortization period with a ten year balloon payment.
Interest is adjusted every six months to a rate of 2.75%  over LIBOR.
     During the current fiscal year it is likely that the Company will want to invest in a new shear for the distribution business. The cost is expected to be approximately $250,000. A portion of the cost will likely be financed with an equipment loan.
     The Company is dependent on an operating line of credit,
secured by accounts receivable and inventory to meet its daily financial obligations. A $1.85 million operating line is currently in place through March 1, 1997. The Company expects to be able to renew the operating line of credit for the next year on substantially the same terms and conditions as last year.
Results of Operations
     Sales of approximately $3,004,000 for the three month period ended December 25, 1996 are approximately 11% higher than approximately $2,695,000 for the same period of time in 1995. Gross margins improved by approximately 14% for the first quarter of the current fiscal year compared to the first quarter of the prior fiscal year. The steel service center sales represent approximately 76% of the total Company sales and experienced a 12% growth for the first three months of the current year compared to the first three months of the prior year. The fabrication and processing business accounts for the remaining 24% of the total sales and experienced a 7% increase in sales volume for the three month period ended December 25, 1996 compared to the three month period ended December 25, 1995.
     Operating expenses at approximately $831,000 for the three month period ended December 25, 1996 were 13.5% higher than approximately $712,000 for the same period of the prior fiscal year. Severe weather conditions, including an ice storm which left the plant without power for three days, had a negative impact on the current year's first quarter expense load. The move to the new facilities, which began in July, 1996, was not completed until December 1, 1996. Approximately $30,000 was spent on the move during the first quarter of the current fiscal year. Another expense icurred in December, 1996 with no comparable expense in 1995 was a settlement bonus paid to the shop employees of the fabrication and processing business in the amount of $8,500.
   Interest expense, at approximately $77,000 for the three month period ended December 25, 1996 is 52% higher than approximately $51,000 for the three month period ended December 25, 1995. The increase is the result of financing the construction of a new fracility for the fabrication and processing business and expansion of the office building. Long term debt increased by approximately $1,278,000 to $2,471,650 as of December 25, 1996 compared to $1,193,802 as of
December 25, 1995.
     With the additional expense load, the first quarter of the current year ended with a net loss of $40,202, just slightly less than a net loss of $43,646 for the first quarter of the prior year. PART II. OTHER INFORMATION.
Item 1.  Legal Proceedings.
None.
Item 2.  Changes in Securities.
     The Company had sold $250,000 of convertible debentures, collateralized by land and building, held by related parties, with annual interest at 9.25% and due October 31, 1998. The instruments are convertible to no-par common stock after October 31, 1994 at $0.125 per share with 20% per year incremental conversion price increases over the life of the debentures. The Company, at its option, may call any or all outstanding debentures for redemption after January 2, 1994.
     During October 1995, $122,000 of the debentures were converted at $0.125 per share for which 976,000 shares were issued. $128,000 remains as long-term debt. This conversion increased the number of outstanding shares from 4,377,577 to 5,353,577.
Item 3.  Defaults Upon Senior Securities.
None.
Item 4.  Submission of Matters to a Vote of Security Holders. None.
Item 5.  Other Information.
None.
Item 6.  Exhibits and Reports on Form 8-K (249.308).
(a)  Exhibits.
None.
(b)  Reports on Form 8-K.
None.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE COEUR D'ALENES COMPANY
(Registrant)
Dated: February 7, 1997
/s/ Marilyn A. Schroeder
Marilyn A. Schroeder, Treasurer and Chief
Financial Officer
(Authorized Officer and Principal Accounting
and Financial Officer)