Form 10KSB/A
period 1996-09-28
COEUR D ALENES CO /IA/
filed 1997-03-31
CIK 861502

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

                    THE COEUR D'ALENES COMPANY IDAHO 82-0109390
           (State or other jurisdiction of (IRS Employer incorporation or organization) Identification No.)
                          PO BOX 2610
                 SPOKANE, WASHINGTON 99220-2610
      (Address of principal executive offices)   (Zip Code) (509) 924-6363
                (Registrant's telephone number
                     including area code)
   SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None
     SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                        =====================================
                                        ======================= Name of each
                                        exchange on
          Title of each class            which registered
          ----------------------------------------------------------  Common
         stock, no par value

         ============================================================

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to such filing requirements for at
least the past 90 days.  Yes  X              No
                  ---     ---
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]
Issuer's revenues for its most recent fiscal year: $12,498,993
The aggregate market value of the voting stock of the registrant held by non affiliates cannot be readily determined because there is no established public trading market for such stock.
Shares outstanding as of December 1, 1996: 5,353,561
No documents incorporated by reference herein.

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

(The balance of this page has been intentionally left blank)

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