Form 10QSB
period 1997-03-25
COEUR D ALENES CO /IA/
filed 1997-04-30
CIK 861502

US SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE     SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD     ENDED MARCH 25, 1997.
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

   5,353,561 shares of common stock, no par value, were outstanding as of April
                                    25, 1997.
PART I.  FINANCIAL INFORMATION.

     Item 1.  Financial Statements.

     The condensed financial statements of The Coeur d'Alenes Company (sometimes referred to herein as the "Company") included herein have been prepared by the Company without audit or review by the Company's accountants pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary to a fair statement of the results of operations for the interim periods ended March 25, 1997 and March 25, 1996 have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in The Coeur d'Alenes Company's latest audited financial statements for the fiscal year ended September 28, 1996.

                          Index of Financial Statements

                                                      Page
Consolidated Balance Sheets -
March 25, 1997 and September 28, 1996                            3

Unaudited Consolidated Income Statements -
Six Months Ended March 25, 1997 and March 25, 1996               4

Unaudited Consolidated Income Statements -
Three Months Ended March 25, 1997 and March 25, 1996             5

Unaudited Consolidated Statement of Cash Flows -
Six Months Ended March 25, 1997 and March 25, 1996               6

Condensed Notes to Unaudited Consolidated Financial Statement    7
                           THE COEUR D ALENES COMPANY
                           CONSOLIDATED BALANCE SHEET
                      March 25, 1997 and September 28, 1996

                                             March 25, 1997           September 28, 1996
ASSETS                                       (Unaudited)              (Audited)
Current Assets:
     Cash                                    $   61,541              $   68,645
     Accounts receivable                      1,154,431               1,181,599
     Inventory                                2,572,142               2,788,654
     Other current assets                       104,493                  70,450
     Total current assets                     3,892,607               4,109,348

Plant, Property and Equipment                 4,780,260               5,332,622
          Less accumulated depreciation       1,588,408               2,235,079
     Net plant property and equipment         3,191,852               3,097,543

Other assets                                     63,493                  50,732
Total assets                                 $7,147,951              $7,257,623


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Short term bank borrowings              $1,045,318              $  863,477
     Accounts payable                           776,965               1,046,662
     Accrued expenses                           270,556                 486,478
     Current amount on long-term debt            83,576                  75,821
               Total current liabilities      2,176,415               2,472,438

Long-term debt:
     Deferred tax liability                      63,007                  44,403
     Long term debt less current maturities   2,265,658               2,031,406
     Long term debt to related parties          128,000                 128,000
               Total long term liabilities    2,456,665               2,203,809
Total liabilities                             4,633,080               4,676,247

Stockholders' Equity:
     Capital Stock                            1,186,192               1,186,192
     Retained earnings                        1,332,479               1,398,984
                                              2,518,671               2,585,176
          Less Treasury Stock at cost             3,800                   3,800
          Total stockholders' equity          2,514,871               2,581,376
     Total liabilities and stockholders
               equity                        $7,147,951              $7,257,623
                           THE COEUR DALENES COMPANY
                     UNAUDITED CONSOLIDATED INCOME STATEMENT
                Six Months Ended March 25, 1997 and March 25, 1996

                                             1997                     1996
Net sale                                     $6,053,954              $5,895,189

Costs of sales                                4,473,000               4,301,539

Gross profit on sales                         1,580,954               1,593,650

Selling, general and administrative expenses  1,590,634               1,492,339

Operating income (loss)                      (    9,680)                101,311
Other income (expense)
     Interest income                             12,788                  12,148
     Interest expense                          (156,568)               ( 91,762)
     Other income                                47,896                  30,181

Total other expense                             (95,884)               ( 49,433)
Income (loss) before income tax expense        (105,564)                 51,878

Income tax expense                              (39,059)                 19,195

Net income (loss)                            $  (66,505)              $  32,683

Earnings (loss) per share                    $  (0.01)                $  0.01

     Shares outstanding                       5,353,561               5,353,561
                           THE COEUR D'ALENES COMPANY
                  UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
               Three Months Ended March 25, 1997 and March 25, 1996

                                              1997                    1996

Net sales                                    $3,049,824              $3,200,649

Costs of sales                                2,276,804               2,318,540

Gross profit on sales                           773,020                 882,109

Selling, general and administrative expenses    760,052                 734,446

Operating income                                 12,968                 147,663

Other income (expense)
     Interest income                              6,133                     357
     Interest expense                          ( 79,176)               ( 40,900)
     Other income                                18,329                  14,036

Total other expense                            ( 54,714)               ( 26,507)

Income (loss) before income tax expense        ( 41,746)                121,156

Income tax expense                             ( 15,446)                 44,828

Net income (loss)                            $ ( 26,300)              $  76,328

Earnings (loss) per share                    $ (0.00)                 $  0.01

     Shares outstanding                      5,353,561                5,353,561

                           THE COEUR D'ALENES COMPANY
                  UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
               Six Months  Ended March 25, 1997 and March 25, 1996

                                             1997                      1996
 Cash flows from operating activities:
     Net income (loss)                       $ (66,505)              $   76,328
     Adjustments to reconcile net income
               to cash provided (used) by
               operating activities:
          Depreciation                         110,134                   37,425
          Gain on disposal of assets          (  35,723)               (  1,000)
          Changes in assets and liabilities
               Accounts and notes received       27,168                ( 76,232)
               Inventories                      216,512                 272,518
               Prepaid expense and other
               current assets                  ( 34,043)                  7,500
               Other Assets                    ( 12,761)                      0
               Accounts payable                (269,697)               (427,306)
               Accrued expenses                (197,317)               ( 37,396)

     Cash used by operating activities         (262,232)               (148,163)

Cash flows from investing activities:
     Proceeds from sale of assets                98,860                   3,000
     Additions to property and equipment       (267,580)               (301,181)

Cash used by investing activities              (168,720)               (298,181)

Cash flows from financing activities:
     Contribution of shares to treasury              (0)                     (4)
     Net borrowing (repayment)
          under line of credit                  181,841                 274,290
     Principal repayment of long-term debt    (  19,993)               ( 42,020)
     New long term note                         262,000                  68,700
     Construction loan                                0               1,019,686
     Pay off real estate loan (H. Stack)              0                (845,914)

     Cash provided by financing activities      423,848                 474,738

Net increase (decrease) in cash               (   7,104)                 28,394
Cash, beginning of period                        68,645                     561

Cash, end of period                            $ 61,541               $  28,955

                            THE COEUR D ALENES COMPANY
                           CONDENSED NOTES TO UNAUDITED
                        CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies.

     Significant accounting policies followed for the six months ended March 25, 1997 are the same as those contained in the Summary of Significant Accounting Policies from the Company's audited financial statements as of September 28, 1996 and September 30, 1995.

(2)  Inventories.

Inventories are summarized as follows:

                                        March 25,                 September 28,
                                        1997                      1996
Raw materials on LIFO                   $   194,912               $  147,528
Work-in-process                             282,580                  550,462

Inventories at FIFO cost                    477,492                  697,990
LIFO reserve                                (56,711)                 (56,711)

Inventories at LIFO cost                    420,781                  641,279
Other FIFO inventories                    2,151,361                2,147,375

     Total inventories                    2,572,142                2,788,654

(3)  Short-term bank borrowings.

     The Company has $1,850,000 in bank credit lines which mature on April 1, 1998. Interest is charged at the lenders prime rate plus .325%, 8.57% at March 25, 1997. Outstanding borrowings are collateralized by accounts receivable and inventories.

     The credit line agreement contains covenants under which the Company may not pay dividends in excess of 10% of annual net (after tax) profit, or enter into mergers, acquisitions or any major sales of assets or corporate reorganizations without prior consent of the bank. The Company is also required to maintain certain financial ratios concerning working capital and debt to equity, as well as a minimum net worth of $2,000,000.

(4)  Capital Stock.

      On October 31, 1995, the holders of $122,000 worth of convertible debentures converted into 976,000 shares of capital stock at a conversion price of $.125 per share. The conversion increased capital stock outstanding from 4,377,577 shares to 5,353,577 shares.

(5)  Federal Income Tax Expense

     As of March 25, 1997 and September 28, 1996, the Company has a deferred long term tax liability of $63,007 and $44,403 resulting primarily from the use of accelerated methods of depreciation of fixed assets and a deferred tax asset of $70,450 and $70,450 resulting from vacation accrual and bad debt allowance. No valuation allowance is recorded since the Company believes it is more likely than not that it will realize the deferred tax asset.

     There were no extraordinary items to be reported for any of the above accounting periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     During the first six months of the current fiscal year, the Companys working capital increased from approximately $1,637,000 at the end of the prior fiscal year to approximately $1,716,000 as of March 25, 1997. The 5% improvement is due primarily to the proceeds from the sale of surplus equipment being applied to current liabilities.

     During the month of November 1996, the Company converted a construction loan to a permanent loan with a 20 year amortization and a ten year balloon payment. The interest rate is adjustable semi-annually at LIBOR Index plus 2.75%. At March 25, 1997 the rate was 8.375%. The first adjustment will be May 11, 1997.

     The Company has placed an order for a new 1/2 percent Cincinnati Shear which should arrive before the end of the fiscal year. The cost will be approximately $185,000. It is also likely that the Company will purchase a document imaging system to replace the current manual filing system. The cost is estimated to be approximately $30,000. A bank has committed funds up to
$250,000 to help finance these acquisitions with the interest rate at   1/2%
over prime.

     The Company is dependent on an operating line of credit, secured by accounts receivable and inventory to meet its daily financial obligations. A $1.85 million operating line is currently in place through April 1, 1998. The Company expects to be able to renew the operating line of credit for the following year on substantially the same terms and conditions as this year.

Results of Operations.

                         Six Months Ended March 25, 1997

     Sales of approximately $6,054,000 for the six month period ended March 25, 1997 are 3% higher than approximately $5,895,000 for the same six month period of the prior fiscal year. Gross margins, however, declined by 1% from approximately $1,594,000 for the first half of last year to approximately $1,581,000 during the same six month period of the current fiscal year. The steel service center business accounts for approximately 80% of the total Company sales and for the six month period ended March 25, 1997, posted a 13% sales growth over the six month period ended March 25, 1996. Gross margins for the steel service center at 22.4% for the first half of the current fiscal year compare to 22.9% for the same period of time in the prior fiscal year. The fabrication and processing business accounts for the remaining 20% of the total net sales and experienced a 20% decline in sales volume for the six month period ended March 25, 1997 over the same six month period of the prior fiscal year. The gross margins at 36% of sales improved by a full percentage point over the 35% representative of the same period of the prior year. The sales volume decrease attributable to a major budget reduction in the operations of a major customer was too great to be offset by an improvement in the gross margin percent. A comparison of net sales for the first six months of the prior fiscal year shows the steel service center business contributing 74% of total sales and the fabrication and processing business accounting for the remaining 26%

     Operating expenses at approximately $1,591,000 for the six month period ended March 25, 1997 were 7% higher than approximately $1,492,000 for the six month period ended March 25, 1996. Severe weather conditions, equipment repairs necessary as a result of moving seasoned equipment, higher wage rates and a settlement bonus paid to shop employees all contributed to the increased expense load.

     Interest expense, at approximately $157,000 for the six month period ended March 25, 1997 is 71% higher than approximately $65,000 for the six month period ended March 25, 1996. The increase is the result of replacing a leased facility formerly occupied by the fabrication and processing business with a newly constructed facility paid for with a 25% down payment by the Company and 75% borrowed funds. Long term debt increased from approximately $1,362,000 as of March 1996 to approximately $2,457,000 as of March 1997.

     With the burden of the increased expense load, the first six months of the current fiscal year resulted in an after tax net loss of $66,505, compared to a net profit of $32,683 for the first six months of the prior fiscal year.


                        Three Months Ended March 25, 1996

     Sales of approximately $3,050,000 for the three month period ended March 25, 1996 were approximately 5% below the $3,201,000 for the same period of the prior fiscal year. The steel service center business, which contributed 84% of the total sales for the three month period ended March 25, 1997, increased revenues by 9% over the three month period ended March 25, 1996. The distribution and processing business, accounting for only 16% of second quarter sales in the current fiscal year, experienced a sales decline of 42% during the second quarter of the current year compared to the second quarter of the prior fiscal year. The decline is the result of capital budget cuts by a major customer.

     Gross margins for the three month period ended March 25, 1997, at 25.3% of sales dropped by over two percentage points from 27.6% for the same period of the prior fiscal year. The decrease is due to the sales blend between service center and fabrication being more heavily weighted towards service center sales which command a lower gross margin than fabrication sales. The combination of lower sales volume and lower gross margin percent resulted in gross margin dollars for the second quarter of the current fiscal year approximately $109,000 lower than the same period of the prior fiscal year.

     Operating expenses at approximately $760,000 for the three month period ended March 25, 1997 are 5% higher than the same three month period of the prior fiscal year. The increase is due primarily to increased occupancy costs, more repairs to equipment and higher labor costs.

     Interest expense for the second quarter roughly doubled over the same time period for the prior year. The increase is the result of the debt incurred to construct a new facility for the fabrication and processing business.

     Lower sales volume, lower gross margins as a percent of sales and higher expense resulted in a net loss for the three months ended March 25, 1997 in the amount of $26,300. The comparative net income for the same three month period of the prior year was $76,328.


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

     During October 1996, $122,000 of the debentures were converted at $0.125 per share for which 976,000 shares were issued. $128,000 remains as long-term debt. This conversion increased the number of outstanding shares from 4,377,577 to 5,353,577.

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


THE COEUR D'ALENES COMPANY
(Registrant)
Dated: April 29, 1997
/s/ Marilyn A. Schroeder
Marilyn A. Schroeder, Treasurer and
Chief Financial Officer
(Authorized Officer and Principal
Accounting and Financial Officer)