Form 10QSB
period 1997-06-25
COEUR D ALENES CO /IA/
filed 1997-08-12
CIK 861502

US SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD    ENDED JUNE 25, 1997.  TRANSITION REPORT
PURSUANT TO SECTION 13 OR     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION  PERIOD    FROM __________________TO ________________.

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

 5,353,561 shares of common stock, no par value, were outstanding as of June 30,
                                      1997.

PART I.  FINANCIAL INFORMATION.

     Item 1.  Financial Statements.

     The condensed financial statements of The Coeur d'Alenes Company (sometimes referred to herein as the "Company") included herein have been prepared by the Company without audit or review by the Company's accountants pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary to a fair statement of the results of operations for the interim periods ended June 25, 1997 and June 25, 1996 have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in The Coeur d'Alenes Company's latest audited financial statements for the fiscal year ended September 28, 1996.

                          Index of Financial Statements

                                                      Page
Consolidated Balance Sheets -
June 25, 1997 and September 28, 1996                             3

Unaudited Consolidated Income Statements -
Nine Months Ended June 25, 1997 and June 25, 1996                4

Unaudited Consolidated Income Statements -
Three Months Ended June 25, 1997 and June 25, 1996               5

Unaudited Consolidated Statement of Cash Flows -
Nine Months Ended June 25, 1997 and June 25, 1996                6

Condensed Notes to Unaudited Consolidated Financial Statement    7
                           THE COEUR D ALENES COMPANY
                           CONSOLIDATED BALANCE SHEET
                      June 25, 1997 and September 28, 1996

                                     June 25, 1997    September 28, 1996
ASSETS                                                      (Unaudited)
(Audited)
Current Assets:
     Cash                          $   11,981                $   68,645
     Accounts receivable            1,125,403                 1,181,599
     Inventory                      2,570,594                 2,788,654
     Other current assets             100,591                    70,450
     Total current assets           3,808,569                 4,109,348

Property and Equipment              4,795,054                 5,332,622
     Less accumulated depreciation  1,632,908                 2,235,079
     Net property and equipment     3,162,146                 3,097,543

Other assets                           59,493                    50,732
Total assets                       $7,030,208                $7,257,623


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Short term bank borrowings                   $ 868,725      $ 863,477
     Accounts payable                               831,875      1,046,662
     Accrued expenses                               249,961        486,478
     Current amount on long-term debt                87,901         75,821
               Total current liabilities          2,038,462      2,472,438

Long-term debt:
     Deferred tax liability                          63,007         44,403
     Long term debt less current maturities       2,238,922      2,031,406
     Long term debt to related parties              128,000        128,000
               Total long term liabilities        2,429,929      2,203,809
Total liabilities                                 4,468,391      4,676,247

Stockholders' Equity:
     Capital Stock                                1,186,192      1,186,192
     Retained earnings                            1,379,425      1,398,984
                                                  2,565,617      2,585,176
          Less Treasury Stock at cost                 3,800          3,800
          Total stockholders' equity              2,561,817      2,581,376
     Total liabilities and stockholder's equity  $7,030,208     $7,257,623
                           THE COEUR D ALENES COMPANY
                     UNAUDITED CONSOLIDATED INCOME STATEMENT
                Nine Months Ended June 25, 1997 and June 25, 1996


                                                 1997                   1996

Net sales                                      $9,293,019         $9,344,985

Costs of sales                                  6,904,820          6,834,153

Gross profit on sales                           2,388,199          2,510,832

Selling, general and administrative expenses    2,287,321          2,169,520

Operating income                                  100,878            341,312
Other income (expense)
     Interest income                               20,433             17,267
     Interest expense                            (237,846)          (150,935)
     Other income                                  85,487             66,251

Total other expense                              (131,926)           (67,417)

Income (loss) before income tax expense           (31,048)           273,895

Income tax expense (benefit)                      (11,488)           101,341

Net income (loss)                             $   (19,560)          $172,554

Earnings (loss) per share                     $(0.00)               $0.03

     Shares outstanding                       5,353,561             5,353,561
                           THE COEUR D'ALENES COMPANY
                     UNAUDITED CONSOLIDATED INCOME STATEMENT
                Three Months Ended June 25, 1997 and June 25, 1996

                                                   1997              1996

Net sales                                      $3,239,065          $3,449,797

Costs of sales                                  2,431,820           2,532,614

Gross profit on sales                             807,245             917,183

Selling, general and administrative expenses      698,687             677,182

Operating income                                  108,558             240,001

Other income (expense)
     Interest income                                7,625               5,119
     Interest expense                             (79,278)            (59,173)
     Other income                                  37,611              36,070

Total other expense                               (34,042)            (17,984)

Income before income tax expense                   74,516             222,017

Income tax expense                                 27,571              82,146

Net income                                       $ 46,945          $  139,871

Earnings per share                               $ 0.01            $  0.03

     Shares outstanding                          5,353,561         5,353,561

                           THE COEUR D'ALENES COMPANY
                  UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                Nine Months Ended June 25, 1997 and June 25, 1996

                                                      1997            1996
 Cash flows from operating activities:
     Net income     (loss)                       $ (19,560)       $  172,554
     Adjustments to reconcile net income
          to cash provided (used) by operating activities:
          Depreciation                             164,884           112,575
          Gain on disposal of assets               (35,723)        (   3,057)
          Changes in assets and liabilities
               Accounts and notes receivable        56,196           (81,769)
               Inventories                         218,060           (20,037)
               Prepaid expense                     (30,141)            3,495
               Other Assets                        ( 8,761)           31,557
               Accounts payable                   (214,787)          714,401
               Accrued expenses                   (217,912)         (166,804)

     Cash provided (used) by operating activities(  87,744)          762,915

Cash flows from investing activities:
     Proceeds from sale of assets                   98,860             8,000
     Additions to property and equipment          (292,624)       (1,048,338)

Cash flows used by investing activities           (193,764)       (1,040,338)

Cash flows from financing activities:
     Contribution of shares to treasury           (0)             (4)
     Net borrowing (repayment)
         under line of credit                        5,248        (  219,293)
     Principal repayment of long-term debt         (42,404)       (   64,159)
     New long term note                            262,000           146,900
     Advance on construction loan                   0              1,308,871
     Pay off real estate loan (H. Stack)            0              ( 845,914)

     Cash provided by financing activities         224,844           326,401

Net increase (decrease) in cash                    (56,664)           48,978
Cash, beginning of period                           68,645           128,085

Cash, end of period                             $   11,981        $  177,063


                           THE COEUR D' ALENES COMPANY
                           CONDENSED NOTES TO UNAUDITED
                        CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies.

     Significant accounting policies followed for the nine months ended June 25, 1997 are the same as those contained in the Summary of Significant Accounting Policies from the Company's audited financial statements as of September 28, 1996 and September 30, 1995.

(2)  Inventories.

Inventories are summarized as follows:

                                   June 25,            September 28,
                                    1997                   1996

Raw materials on LIFO              $   129,070         $    147,528
Work-in-process                        299,998              550,462

Inventories at FIFO cost               429,068              697,990
LIFO reserve                           (56,712)             (56,711)

Inventories at LIFO cost               372,356              641,279
Other FIFO inventories               2,198,238            2,147,375

     Total inventories               2,570,594            2,788,654

(3)  Short-term bank borrowings.

     The Company has $1,850,000 in bank credit lines which mature on April 1, 1998. Interest is charged at the lender's prime rate plus .325%, 8.57% at June 25, 1997. Outstanding borrowings are collateralized by accounts receivable and inventories.

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

(4)  Capital Stock

      On October 31, 1995, the holders of $122,000 worth of convertible debentures converted into 976,000 shares of capital stock at a conversion price of $.125 per share. The conversion increased capital stock outstanding from 4,377,577 shares to 5,353,561 shares.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     During the first nine months of the current fiscal year, the Company's working capital has declined from approximately $1,637,000 at the end of the prior fiscal year to approximately $1,770,000 as of June 25, 1997. The 8% improvement is due primarily to the proceeds from the sale of surplus equipment being applied to current liabilities along with a $200,000 decrease in inventories. The smaller inventory is the result of fewer fabrication jobs in process.

     During the month of November 1996, the Company converted a construction loan to a permanent loan with a 20 year amortization and a ten year balloon payment. The interest rate is adjustable semi-annually at LIBOR Index plus 2.75%. At June 25, 1997 the rate was 8.375%.

     The Company has placed an order for a new 1/2"x12' Cincinnati Shear which should arrive before the end of the fiscal year. The cost will be approximately $185,000. It is also likely that the Company will purchase a document imaging system to replace the current manual filing system. The cost is estimated to be approximately $30,000. A bank has committed funds up to $250,000 to help finance these acquisitions with the interest rate at 1/2% over prime.

     The Company is dependent on an operating line of credit, secured by accounts receivable and inventory to meet its daily financial obligations. A $1.85 million operating line is currently in place through April 1, 1998. The Company expects to be able to renew the operating line of credit for the next year on substantially the same terms and conditions as this year.
Results of Operations

                         Nine Months Ended June 25, 1997

     Sales of approximately $9,293,000 for the nine month period ended June 25, 1997 are 1/2% lower than approximately $9,345,000 for the same nine month period of the prior fiscal year. Gross margins, however, declined by 5% from approximately $2,511,000 for the first nine months of last year to approximately $2,388,000 during the same nine month period of the current fiscal year. The steel service center business accounts for approximately 82% of the total Company sales and for the nine month period ended June 25, 1997 posted a 10% sales growth over the nine month period ended June 25, 1996. Gross margins for the steel service center at 22.8% for the first nine months of the current fiscal year compare to 23.1% for the same period of time in the last fiscal year. The fabrication and processing business accounts for the remaining 18% of the total net sales and experienced a 31% decline in sales volume for the nine month period ended June 25, 1997 over the same nine month period of the prior fiscal year. The gross margins at 34.3% of sales are averaging the same as the first nine months of the prior fiscal year. The sales volume decrease is attributable to a significant capital budget reduction in the operations of a major customer. A comparison of net sales for the first nine months of the prior fiscal year shows the steel service center business contributing 74% of total sales and the fabrication and processing business accounting for the remaining 26%.

     Operating expenses at approximately $2,287,000 for the nine month period ended June 25, 1997 were 5% higher than approximately $2,170,000 for the nine month period ended June 25,1996. Severe weather conditions, equipment repairs necessary as a result of moving seasoned equipment, higher wage rates and a sttlement bonus paid to shop employees all contributed to the increased expense load.

     Interest expense, at approximately $238,000 for the nine month period ended June 25, 1997 is 58% higher than approximately $151,000 for the nine month period ended June 25, 1996. The increase is the result of replacing a leased facility formerly occupied by the fabrication and processing business with a newly constructed facility paid for with a 25% down payment by the Company and 75% borrowed funds. Long term debt increased from approximately $2,204,000 as of June 1996 to approximately $2,430,000 as of June 25, 1997. Most of the funds used to build the new facility for operations were borrowed during the third fiscal quarter of 1996.

     With the burden of the increased expense load, the first nine months of the current fiscal year resulted in an after tax net loss of $19,560 compared to a net profit of $172,554 for the first nine months of the prior fiscal year.

                        Three Months Ended June 25, 1997

     Sales of approximately $3,239,000 for the three month period ended June 25, 1997 were approximately 6% below the $3,450,000 for the same period of the prior fiscal year. The steel service center business which contributed 87% of the total sales for the three month perioded June 25, 1997, increased revenues by 9% over the three month period ended June 25, 1996. The fabrication and processing business, accounting for only 13% of third quarter sales in the current fiscal year, experienced a sales decline of 49% during the third quarter of the current year compared to the third quarter of the prior fiscal year. The decline is the result of capital budget cuts by a major customer

     Gross margins for the three month period ended June 25, 1997, at 24.9% of sales dropped by over one and one half percentage points from 26.6% for the same period of the prior fiscal year. The decrease is due to the sales blend between service center and fabrication being more heavily weighted towards service center sales which command a lower gross margin than fabrication sales. The combination of lower sales volume and lower gross margin percent resulted in gross margin dollars for the third quarter of the current fiscal year approximately $110,000 lower than the same period of the prior fiscal year.

     Operating expenses, at approximately $699,000 for the three month period ended June 25, 1996 are 3% higher than the same three month period of the prior fiscal year. The increase is due primarily to increased occupancy costs, more repairs to equipment and higher labor costs.

     Interest expense for the third quarter is approximately 34% higher than the same period for the prior year. The increase is the result of the debt to construct a new facility for the fabrication and processing business, along with expansion of the office building at 3900 E. Broadway.

     Lower sales volume, lower gross margins as a percent of sales and higher expense resulted in a net income for the three months ended June 25, 1997 in the amount of $46,945. The comparative net income for the same three month period of the prior year was $139,871.
PART II. OTHER INFORMATION.

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


                                             THE COEUR D'ALENES COMPANY
                                                            (Registrant)
Dated: August 6, 1997
                                                            /s/ Marilyn A.
Schroeder
                                   Marilyn A. Schroeder, Treasurer and
                                   Chief Financial Officer
                                                            (Authorized Officer
and Principal
                                                            Accounting and
Financial Officer)






                                   SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             THE COEUR D'ALENES COMPANY
                                                            (Registrant)
Dated: August 6, 1997

_________________________________
                              Marilyn A. Schroeder, Treasurer and
                              Chief Financial Officer
                                                       (Authorized Officer and
Principal
                                                       Accounting and Financial
Officer)