Form 10KSB
period 1997-09-27
COEUR D ALENES CO /IA/
filed 1998-01-20
CIK 861502

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT
OF 1934  for the fiscal year ended September 27, 1997.
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES
EXCHANGE ACT OF 1934 [ NO FEE REQUIRED ] for the transition
period from
_____________ to _____________.
Commission file number 0-18353
THE COEUR D'ALENES Company
Idaho							82-0109390
(State or other jurisdiction of		I.R.S. Employer
incorporation or organization)          Identification No.)
PO Box 2610
Spokane, Washington 99220-2610
(Address of principal executive offices)(Zip Code)
(509) 924-6363
(Registrant's telephone number including area code)
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
None
==========================================================
Name of each exchange
Title of each class on which registered
-----------------------------------------------------------
Common stock, no par value
Check whether the issuer (1) has filed all reports required
to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months, and
has been subject to such filing requirements for at least
the past 90 days.  Yes  X   No ___
Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of Regulation S-B is not contained
herein, and will not be contained, to the best of
registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-KSB or any amendment to this Form 10-KSB.  [__ ]
Issuer's revenues for its most recent fiscal year:
$12,858,765
The aggregate market value of the voting stock of the
registrant held by non affiliates cannot be readily
determined because there is no established public trading
market for such stock.
Shares outstanding as of November 29, 1997: 5,353,450
No documents incorporated by reference herein.
ITEM 1.   DESCRIPTION OF BUSINESS.
(a)	GENERAL DEVELOPMENT OF BUSINESS.
	The Coeur d'Alenes Company was first established as J.
R. Marks & Co., in Murray, Idaho during the gold rush of
1884 as a supply house for miners.  By 1886, there were
five stores in North Idaho.  In 1889, they became part of
Holley, Mason, Marks & Company of Spokane, Washington.  In
1892, the five North Idaho stores were spun off by a group (including an original owner) and incorporated under the name of The Coeur d'Alene Hardware Co. In 1913, the major shareholders of Coeur d'Alene Ironworks put the assets of both companies together, and the resulting Company was
incorporated under the name of Coeur d'Alene Hardware and
Foundry Company.  In 1959, Coeur d'Alene Hardware and
Foundry Company changed its name to The Coeur d'Alenes
Company.
	In February 1993, The Coeur d'Alenes Company merged
with and into an inactive mining company, Conjecture, Inc. ("Conjecture"), with Conjecture being the surviving corporation but changing its name to The Coeur d'Alenes
Company ("Cd'A" or the "Company") immediately following the
merger.  Conjecture was incorporated in 1954 under the
original name Conjecture Mines, Inc., but changed its name
to Conjecture, Inc. in 1989.
	Cd'A, together with its wholly-owned subsidiary Union
Iron Works, Inc. of Spokane (dba Cd'A Stock Steel), is
engaged in the business of the distribution, processing and fabrication of steel, other metals and related products. In early 1993  Conjecture's unpatented mining claims lapsed
and, since the merger, Cd'A has sold Conjecture's remaining
patented mining claims. As a result, Cd'A is no longer
involved in the mining business on even an inactive basis.
	As part of its strategic plan, Cd'A has implemented
various changes over the years in order to shift its
business emphasis and focus away from higher volume, lower
margin business (involving a lesser value added component
in the form of fabrication, processing or other services)
and more towards a lower volume, higher margin business
(involving a greater value added component in the form of fabrication, processing, delivery or other services). As a result of these changes, a significant amount of Cd'A's
revenue is currently generated by the value added and
service aspects of this business.
In October 1993, Cd'A made a significant acquisition of
assets when it purchased property for distribution options
for approximately $1,150,000, with the seller providing
most of the financing.  During September, 1995,
construction began on a new facility at the same location
to house the fabrication and processing business.  A
construction loan from the Seafirst bank in the amount of
$1,678,728 was used to pay off the seller provided
financing and provide 75 percent of the cost of
construction.  In September, 1996, the facility was
complete and the business relocated. During August, 1996, construction began to remodel and enlarge the office space located on the same property.  The total cost was
approximately $262,000.  The project was completed December
1996. See Items 2 and 6.
(b)  NARRATIVE DESCRIPTION OF BUSINESS.
	Cd'A is based in Spokane, Washington and conducts its operations in two separate facilities located at 3900 E
Broadway in Spokane, Washington. The fabrication and
processing operations generally consist of the custom
production of finished metal structures or products (or
components thereof) in accordance with a customer's
specifications.  The fabrication and processing operations
include activities such as cutting, bending, drilling,
riveting, welding, assembling. The items produced by the fabrication and processing operations vary depending upon the nature of a customer's order, but in the past have
included such items as baghouses (which trap emissions from factories or other manufacturing facilities), crucibles, potshells and liners for aluminum, magnesium or other metal producers, slurry impellers for industry and structural metal supports for highway signs.  The distribution
operations generally consist of the resale of stock metal
materials purchased from mills with further processing or
other services, such as cutting, bending, burning, or
sawing stock metal materials to a customer's specifications (component parts) or delivery to a customer's location.
Metal materials in various types, grades, shapes and sizes
are sold by the distribution operations, including such
items as beams, bars, plates, sheets, angles, tubes, pipes,
gratings and decorative iron.  The distribution operations
are referred to in the industry and sometimes referred to
herein as a steel service center.
	Cd'A is not dependent on a single supplier or a small
number of suppliers. Over time, it has purchased from
domestic mills, foreign mills or a combination thereof,
depending upon mill prices, transportation costs and
foreign currency exchange rates.
    	Cd'A's customers are primarily industrial in nature. Although the mix of Cd'A's customers varies over time, a substantial portion of Cd'A's sales in the recent past has
been to customers engaged in the agriculture, lumber,
construction, mining, metal producing, or other
manufacturing industries.
Since there is turnover among Cd'A's customers (especially
in the fabrication and processing business which is on a
job to job basis and often involves relatively large jobs),
over any given period, the business of a few customers may
represent a significant portion of Cd'A's business.  In
fiscal 1997 and 1996 one customer amounted to 12% and 16% respectively of total sales. The loss of this large customer could have a significant adverse effect on the
immediate business of Cd'A especially in those situations
where it resulted in the loss of large fabrication and
processing jobs which had already been awarded to Cd'A. The
turnover among customers, however, means that any such
adverse effect on the business of Cd'A over the longer term
will be more attenuated.  Nonetheless, it is still
important for Cd'A to retain any such large customers. The
primary market area served by Cd'A is the Pacific
Northwest.  Although the market area also fluctuates
somewhat over time, currently the biggest market area in
terms of sales is the Inland Northwest (Eastern Washington,
Northern Idaho, Northeastern Oregon and Western Montana).
The geographical market area of Cd'A is somewhat
constrained by high relative transportation costs
associated with delivery to customers of products it sells.
The transportation cost component, however, is a more
significant factor for the steel service center operations
than for the fabrication and processing operations because
of the higher value added component and potential for
higher margins in the fabrication and processing business.
Cd'A markets its products throughout the Inland Northwest
through sales representatives who cover this territory.
      Cd'A's steel service center business faces stiff
competition, both from other steel service centers (mainly
those located in or near Cd'A's market area due to
transportation costs) and, for larger orders not requiring additional processing or other services, from the mills themselves (not necessarily limited to those located in or
near Cd'A's market area since transportation costs from the
mill to Cd'A and from Cd'A to the customer may be
approximately the same as transportation costs from the
mill directly to the customer).  Cd'A's fabrication and
processing business also faces stiff competition from other fabrication and processing businesses, primarily those located in the West and Midwest but also to a lesser but
recently increased extent, those located in other areas of
the United States.  Again, transportation costs somewhat
constrain the size of the geographical market area for
competing fabrication and processing operations, although
as mentioned above this is a less significant factor than
for steel service center operations.  Relatively high
transportation costs have not had and are not anticipated
to have, a significant impact on Cd'A's operations because,
as mentioned above, the competition in the area generally
is faced with the same costs.  In addition, to the extent
that the fabrication and processing business market has
been in Western Washington where much of the competition is
located, the cost of living and therefore labor rate
differentials generally were enough to offset the higher transportation cost of Cd'A.
      Cd'A's steel service center business has larger
working capital requirements than the fabrication and
processing business.  Cd'A is required to carry significant
amounts of inventory (generally three to four months worth)
in the steel service center business in order to provide just-in-time delivery for its customers. Although Cd'A provides rights to return materials, materials returned to
Cd'A after sale for reasons other than quality of product
or service are subject to a restocking charge.  Cd'A
experiences a very limited amount of returned goods.
Customer payment terms are primarily net 30 days.  Ten day
payment discounts are offered to some customers.  The
fabrication and processing business requires much smaller
working capital for work in process inventory.
      Both the steel service center business and the
fabrication and processing business are dependent on local,
regional and, to a lesser extent, national economic
conditions.  The cyclical nature of these businesses makes
it necessary for Cd'A to constantly watch the economic
indicators in order to adjust capacity and inventory
appropriately.  Failure to anticipate a downturn or upturn
can have a negative effect on earnings and cash flows
because capacity and inventory may be too high in a
downturn resulting in a higher cost structure and increased
cash flow pressures and too low in an upturn resulting in
lost sales.
      Cd'A has generally not experienced a material
seasonal effect on its business.  The company's two major
areas of business, steel distribution and steel fabrication
and processing are somewhat counter cyclical.
      Cd'A has no material patents, trademarks, licenses, franchises, concessions or royalty agreements. Cd'A fabrication and processing business had a labor contract
with Ironworkers Local #506 which expired August 1995.  The
Company continued to apply the terms and conditions of the
expired contract while attempting to negotiate a new,
mutually agreeable contract.  In December 1996 the
employees who were members of the Ironworkers union elected
to decertify and are no longer covered by a labor contract.
Cd'A also had a labor contract with Teamsters Local #582
which expired in April 1995. Following the Ironworkers decertification, in June 1997, the Teamsters Local #582 disclaimed recognition of a bargaining unit at Cd'A.  There
are currently no employees covered by a labor contract.
Various environmental laws and regulations apply to Cd'A's operations. Cd'A is not aware of any environmental law or regulation claim by any governmental authority or regulatory body with which it has not complied.  At this
time, it is not expected that federal, state or local
environmental laws or regulations will have a material
adverse effect on the capital expenditures, earnings or
competitive position of Cd'A.  Cd'A has not made any
material capital expenditures for environmental control
facilities during the current or prior two fiscal years,
nor is it currently anticipated that Cd'A will make any
material capital expenditures for environmental control
facilities during the next fiscal year.
	Cd'A is not aware of any existing or probable
governmental regulations which would have a material
adverse effect on Cd'A's business.
	Cd'A currently has 69 total employees (46 in the steel service center business and 23 in the fabrication and processing business).
ITEM 2.   DESCRIPTION OF PROPERTY.
Cd'A conducts its operations out of two facilities located
at 3900 E Broadway in Spokane WA.  Each of the two
facilities is approximately 42,150 square feet for a total
of approximately 84,300 sq ft.  The fabrication and
processing business occupies approximately 30,000 square
feet in the most recently constructed building, with the
steel service center business occupying the remaining
54,300 square feet.  The property was purchased by Cd'A in
October 1993 with approximately 45,000 square feet of
building including approximately 3,000 square feet of
office space.  An additional 42,150 square foot facility
was added during the fiscal year ended September 1996.
During the first quarter of the fiscal year ended September
1997, an additional 3,050 sq. ft. of office space was added
to the existing office space.
	The facilities have a first lien in favor of a bank
securing a promissory note in the amount of approximately
$1,924,000 September 27, 1997 and a second lien in favor of
the holders of convertible debentures in the amount of
$128,000.  See item 5 and 6.
ITEM 3.   LEGAL PROCEEDINGS.
Cd'A is not a party to any material pending legal
proceedings, nor is any of its property subject to any
material pending legal proceedings.
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS.
No matters were submitted to a vote of security holders
during the fourth quarter of the last fiscal year through solicitation of proxies or otherwise.
PART II
ITEM 5.   MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER
MATTERS.
    (a)   MARKET FOR COMMON STOCK.  Although the common
stock of Cd'A, having no par value, is traded on the over-the-counter market based in Spokane, Washington, there is currently no established public trading market for Cd'A
Common Stock. Since July 1, 1993, Cd'A Common Stock has
been traded on this over-the-counter market, with the
primary basis consisting of limited quotations by Sandberg Securities and Empire Securities, two securities broker-
dealers based in Spokane, Washington.  The range of high
bid and low bid quotations for Cd'A Common Stock, by
quarters, for the period beginning October 1, 1995 through
September 30, 1997 are set forth in dollars per share
below:
						1997      	1996
                             	High - Low 	High - Low
July 1 - September 30        	$.20 - $.20   	$.15 - $.16
April 1 - June 30            	$.20 - $.20   	$.15 - $.15
January 1 - March 31         	$.20 - $.17   	$.15 - $.15
October 1 - December 31      	$.17 - $.15   	$.15 - $.15

The source of the above quotations is the Spokane over-the-
counter listing, and the above quotations reflect inter-
dealer prices, without retail mark-up, mark-down or
commission and may not necessarily represent actual
transactions. In addition, the lack of an established
public trading market for Cd'A Common Stock should be kept
in mind in reviewing the above quotations.  The prices
shown are reflective of limited transactions.
     	(b)  HOLDERS.  As of December 1, 1997, there were
approximately 1,220 holders of record of Cd'A Common Stock.
(c)	DIVIDENDS.  In the last two fiscal years, Cd'A has not
declared or paid any dividend on Cd'A Common Stock.  Cd'A
is restricted under the terms of its bank loan agreement
from paying dividends in an amount greater than 10% of net
income without the prior approval of the bank lender.
ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION OR PLAN OF OPERATIONS.
	THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITIONS
AND RESULTS OF OPERATIONS OF THE COMPANY SHOULD BE READ IN
CONJUNCTION WITH THE COMPANY'S FINANCIAL STATEMENTS AND
NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.
	This report contains forward-looking statements
regarding, among other items, anticipated trends in the
Company's business.  These forward-looking statements are
based largely on the Company's expectations and are subject
to a number of risks and uncertainties, certain of which
are beyond the Company's control.  Actual results could
differ materially from these forward-looking statements as
a result of the factors described elsewhere herein,
including, among others, regulatory or economic influences.
In light of these risks and uncertainties, there can be no
assurance that the forward-looking information contained in
this Report will in fact transpire or prove to be accurate.
LIQUIDITY AND CAPITAL RESOURCES
The Company anticipates that it will continue operating the
steel distribution business much as it has for the past two
years during the twelve month period beginning September
29, 1997 and ending September 26, 1998.  Gross margins as a
percent of sales will be comparable to the year just ended.
The economic climate in the Company's market area is
similar to last year, allowing Cd'A to anticipate fairly
strong demand for its distribution products and a
relatively weak demand for fabrication projects.
	During October 1993, the Company purchased the real
estate occupied by the Steel Service Center business and
sold convertible debentures in a private placement in order
to raise the down payment.  The purchase price of the
property was $1,150,000 with the seller initially carrying
a note for $950,000.  The convertible debenture offering
was for $250,000 with $200,000 used for the down payment
and $50,000 used to purchase computer hardware.  Interest
accrues on the outstanding balance of the debentures at the
rate of 9-1/4%.  The debentures are due on October 31, 1998
and are secured by a second lien on the real estate.  The
debentures allow the holder to convert in whole or in part
to Cd'A Common stock after October 31, 1994.  The initial
conversion price was $.125 per share of Cd'A common stock.
On November 1 in each of 1995, 1996 and 1997, the
conversion price is increased by an amount equal to 20% of
the initial conversion price.  On October 30, 1995,
$122,000 of the debentures were converted at the initial
conversion price of $.125 per share resulting in 976,000
additional shares of common stock issued and outstanding.
The Company may, at its option, call any or all of the
outstanding debentures for redemption after January 2,
1994.
	During September 1995, the Company began construction
on an additional facility located on the property next to
the steel service center.  The Company obtained a
construction loan from a bank which was used to finance the
construction and repay the remaining balance of the note
payable to the seller.  The construction loan was converted
to a permanent loan with a twenty year amortization period
and a ten year balloon payment.  The agreement allows the
Company to choose a fixed or variable rate of interest.
The rate at September 27, 1997 (8.75%) is variable at 2.75%
calculated at 2.75% over the LIBOR index rate.  The loan is
secured with a first lien on the property.
	In September, 1997 the Company borrowed additional
funds to purchase a new 1/2"X12' Cincinnati shear.  A bank
has provided an equipment loan in the amount of $250,000 to
purchase the shear and some crane improvements.  The loan
requires interest only payments until April 1998 and the
interest rate is 1/2% over the bank's prime rate.  The loan
is collateralized by equipment.  The amount advanced on the
note as of September 27, 1997 was $195,000.  It is
convertible to a long-term note with a 7 year amortization
in April 1998.  It is the Company's intention to convert
the note to a long-term note.
	Cd'A plans to continue to expend very limited research
and development funds to market a tarping system primarily
for use on railroad cars.  The design is intended to
withstand all kinds of weather and travel conditions.
After several revisions from the initial concept, two tarps
are currently in their third year of use on Union Pacific
railroad cars.  Interest in the tarps continues to
increase, but the ownership of the railroad cars by an
entity other than the party interested in the tarps
continues to impede the Company's marketing effort.
Management estimates that an additional $5,000 will be
spent to adapt the concept to the trucking industry where
the customer will be obvious.  The financing for the
project will come from internally generated funds.  This
project was scheduled for the last fiscal year, but was put
off until the current year.
	In fiscal 1997, the Company financed its operations
primarily with cash flows from operating activities and
borrowings under the operating line of credit.  During the
year ended September 27, 1997, cash decreased by
approximately $21,000.
	The Company's cash flows provided by operating
activities were $45,000 in fiscal 1997 and $198,000 in
fiscal 1996.  Cash flows provided by operating activities
in fiscal 1997 were primarily impacted by net income of
$125,000, adjusted by depreciation of $200,000 as well as a
decrease in inventories of $446,000 which resulted in
reductions in trade payables of $433,000.  Cash flows
provided by operating activities in fiscal 1996 were
primarily the result of $290,000 net income, adjusted by
depreciation of $148,000, $189,000 increase in accounts
receivable, $413,000 increase in inventories along with
$313,000 increase in accounts payable.
	Cash flows used by investing activities during fiscal
1997 consisted of $525,000 in additions to property and
equipment partially offset by proceeds from equipment sales
of $140,000.  During fiscal 1996 additions to property and
equipment were $1,376,000.  Long term bank borrowings of
$466,000 in fiscal 1997 and $1,051,000 in fiscal 1996 were
the primary source of funding for the capital acquisitions
for both years.
	Working capital at September 27, 1997, of
approximately $1,885,000 increased by approximately
$248,000 over $1,637,000 for the prior year.  The increase
is primarily the result of decreased inventories requiring
lower trade payables and prior year borrowings on the
operating line to finance the office construction converted
to long term debt.
	Cd'A is very dependent on external sources of funding
in the forms of operating lines of credit and long term
property and equipment loans.  As of the end of the fiscal
year ended in September 1997, Cd'A has an operating line of
credit in the amount of $1,850,000 at the Seafirst Bank.
The operating line expires April 1, 1998.  In the event
that it is not possible to renew the operating line, it
would be necessary for Cd'A to raise capital through stock
issuances, bond sales or other available means.
Management, however, does not anticipate a significant
problem in renewing the operating line next April on
substantially the same terms and conditions as the current
line.
NEW ACCOUNTING PRONOUNCEMENTS
	In February 1997, the Financial Accounting Standards
Board (FASB) issued Statement of Financial Accounting
Standards (SFAS) No. 128, "Earnings per Share," which
establishes standards for computing and presenting earnings
per share and applies to entities with publicly held common
stock.  SFAS No. 128 is effective for financial statements
for periods ending after December 15, 1997, and requires
restatement of all prior-period earnings per share data
presented.
	In February 1997, the FASB issued SFAS No. 129
"Disclosure of Information about Capital Structure" which
clarifies disclosure rules about such items as right and
privileges of debt and equity securities, dividend and
liquidation preferences, participation rights and call
prices.  It also requires that liquidation preferences be
shown on the face of the balance sheet.  SFAS No. 129 is
effective for financial statements for period ending after
December 31, 1997.
	In June 1997, the FASB issued SFAS No. 130,
"Reporting Comprehensive Income," which requires the
disclosure of comprehensive income and requires the
presentation of a reconciliation for net income to the
change in equity of the business during the year arising
due to transactions from nonowner sources.  SFAS No. 130 is
effective for financial statements for periods beginning
after December 15, 1997.
	In June 1997, the FASB issued SFAS No. 131
"Disclosures about Segments of an Enterprise and Related
Information" which supersedes SFAS No. 14, "Financial
Reporting for Segments of a Business Enterprise" and
establishes standards for the way that public companies
report information about operating segments in annual
financial statements and requires reporting of selected
information about operating segments in interim financial
statements issued to the public.  It also establishes
standards for disclosures regarding products and services,
geographic areas and major customers.  SFAS No. 131 defines
operating segments as components of a company about which
separate financial information is available that is
evaluated regularly by the chief operating decision maker
in deciding how to allocate the resources and in assessing
performance.  SFAS No. 131 is effective for financial
statements for periods beginning after December 15, 1997
and requires comparative information for earlier years to
be restated.
	None of the foregoing pronouncements is expected to
have a material effect on the Company's financial statement
presentation.
RESULTS OF OPERATIONS
	The following table sets forth for the periods
indicated the percentage of revenues represented by certain
items reflected in the Company's statements of income:
                     								Year Ended
							                     	September
					                   	27,1997			28,1996

Net Sales					           100.00%			100.00%
Cost of Sales				         73.86% 		 71.86%
Gross Profit				          26.14% 		 28.14%
Selling, General &
Administrative Expense	 	 23.43%		 	 24.43%
Operating Income			       2.71% 	  	  3.71%
Interest Income			         .21%    	   .18%
Interest Expense			      (2.35)%  		 (1.67)%
Other Income				           .83% 	  	  1.16%
Income Before Income
     Taxes                1.40% 	 		  3.38%
Income Tax Expense			      .43%  			  1.06%
Net Income				             .97%   		  2.32%

Fiscal 1997 Compared To Fiscal 1996
Net sales increased 3% to $12,859,000 in fiscal 1997 from $12,499,000 in fiscal 1996. A 22% decrease in the fabrication and processing sales almost offset a 11%
increase in the sales of the distribution business. During fiscal 1997, the fabrication and processing sales of $2,339,000 represented 18% of the total Company's sales and the distribution sales of $10,520,000 represented 82% of the total sales.  The comparable figures for fiscal 1996
are fabrication and processing sales of $2,995,000 at 24%
of total sales and distribution sales of $9,504,000 representing 76% of total sales. The decrease in processing and fabrication sales was the result of large capital expenditure curtailments on the part of a few significant customers. The restricted spending is likely to continue during at least the first quarter of the
current fiscal year.  The increase in the steel
distribution business revenues was primarily the result of increased service in an expanded delivery area. Total tons sold by the distribution business increased by 12% during fiscal 1997 over fiscal 1996.
	Cost of sales as a percentage of net sales at 74% for fiscal 1997 was a full two percentage points higher than
72% for fiscal 1996. The increase in cost of sales as a percentage of revenues is due to a combination of two factors. First, the fabrication and processing sales had special non-recurring higher margin projects for a customer in fiscal 1996 which was completed early in the 1997 fiscal year. Cost of sales for the fabrication and processing business were 67% for the 1997 fiscal year and 62% for the 1996 fiscal year. Second, the mix of sales was more heavily weighted by the steel distribution business in
fiscal 1997.  Historically the fabrication business
commands a higher gross margin than the distribution sales because of the increased "value added" component. Cost of sales for the distribution business were 75% in fiscal 1997 and 76% for fiscal 1996.
	Selling, general and administrative expenses decreased by approximately $40,000 during fiscal 1997 compared to fiscal 1996.  The decrease of 1% reflects the fact that
fiscal 1997 operations were slightly less disrupted by the inefficiencies of working around the construction project than the fiscal 1996 operations.
	Interest expense increased $92,000 to $301,000 during the 1997 fiscal year from $209,000 for the 1996 fiscal year.  The increase reflects additional debt incurred
during late fiscal 1996 and early fiscal 1997 to finance
the construction of new and expanded facilities.
	Other income decreased from a level of $145,000 in fiscal 1996 to $106,000 in fiscal 1997. The decrease is the result of a business interruption claim settlement in fiscal 1996 which was not repeated in fiscal 1997.
	Income tax expense of $55,000 for fiscal 1997 compares to $133,000 for fiscal 1996. The effective tax rate of
30.46% was only slightly lower for fiscal 1997 than the
31.37% rate for fiscal 1996.
	At September 27, 1997, the company has a deferred long term tax liability of $65,000 resulting primarily from the use of accelerated methods of depreciation of fixed assets offset slightly by a long term tax asset due to a net operating loss carryover. A valuation allowance has been established to the extent the Company believes it is more likely than not that the net operating loss tax advantage
will not be realized.   The Company also has a short term
deferred tax asset of $46,000 resulting from vacation accrual and allowance for bad debts.
	Various factors discussed above resulted in a net income for the fiscal year ended in September 1997 of $125,000 compared to $290,000 for the year ended in September 1996.
	During the past several years, Cd'A has made significant changes in the structure of its operations in response to changing market conditions: the shift in business emphasis to lower volume, higher margin business, the physical reorganization of its operations along business line (fabrication and processing versus distribution), the addition of more efficient equipment and the utilization of property owned by the Company to replace leased premises. During the 1996 fiscal year the Company moved the fabrication and processing business to the same location as the distribution business which is a major supply source. The move will make the operations more efficient and eliminate the need for duplicate equipment. Management believes that this step in the reorganization process now allows the Company to take advantage of the counter cyclical nature of the two business lines without requiring duplicate handling and overhead necessitated by the distance which separated the two businesses.
Management believes that the distribution business will continue to experience moderate to strong demand throughout the 1998 fiscal year.
	The fabrication and processing business will continue to develop its market niche and expand its customer base. However, the near term outlook for the current customer base indicates continuing lower demand. In order to diversify a little further, the fabrication business has become a dealer for Demag cranes and R and S slat (roll up) doors. Neither of these business lines require a significant inventory of products. The customers tend to be the same as those which use fabricated products and offers the advantage of introduction to a different set of buyers within these companies.
ITEM 7.   CONSOLIDATED FINANCIAL STATEMENTS.
     See the Consolidated Financial Statements beginning on page 22.
INDEX TO FINANCIAL STATEMENTS
Audited Consolidated Financial Statements
     Report of Independent Certified Public Accountants Consolidated Balance Sheets
     Consolidated Statements of Income Consolidated
Statements of Stockholders'
     Equity Consolidated Statements of Cash Flows
     Summary of Significant Accounting Policies Notes to
Consolidated Financial
     Statements
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
PART III
ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE
EXCHANGE ACT.
(a) DIRECTORS AND EXECUTIVE OFFICERS. THE FOLLOWING TABLE SETS FORTH THE DIRECTORS AND EXECUTIVE OFFICERS OF CD'A.

Name					                Age  Position			     Period
Service
Commenced
Jimmie T.G. Coulson 	    64   Director,			    Jan. 1976
6203 S. Corkery Ext.          President,		    Jan. 1982
Spokane, WA  99223			         Chief Exec Off  Jan. 1982

Marilyn A. Schroeder     46  	Director,	 	    Dec. 1991
N. 15406 Lloyd Lane          	Treasurer,	    	Jan. 1982
Mead, WA  99021              	Chief Fin Off.		Jan. 1982
                             	Secretary			    May  1994

Wendell J. Satre  		     79  	Director       	Mar. 1989
39 W. 33rd
Spokane, WA  99203

Robert Shanewise, M.D.	  75	  Director 	     	Mar. 1989
921 W. Comstock Ct.
Spokane, WA  99203

Lawrence A. Stanley		    69	  Director	     		Feb. 1997
311 W. 32nd Ave.
Spokane WA  99203

Lawrence A. Coulson		    39	  Vice-President		Jan. 1990
5611 S. Corkery Road
Spokane WA  99223

Joel E. Simpson		        40	  Vice-President		Aug. 1995
1306 E. Sara Lane
Spokane WA  99223

	Mr. Coulson has been a director of Cd'A since January 1976 and president and chief executive officer of Cd'A since January 1982. He is also a director and president of Union Iron Works, Inc., of Spokane (dba Cd'A Stock Steel), which is a wholly-owned subsidiary of Cd'A. Mr. Coulson also is a director of Inland Northwest Bank, a publicly-held bank based in Spokane, Washington. He serves as the Steel Service Center Institute governmental affairs immediate past chairman.
 	Ms. Schroeder has been treasurer and chief financial officer of Cd'A since January 1982, a director of Cd'A since December 1991 and secretary since May 1994. She also serves as chairman of the board of directors of Associated Industries of the Inland Northwest.
	Mr. Satre has been a director of Cd'A since March 1989. He is a retired chairman and CEO of Washington Water Power. He also is a director and chairman of Output Technology Corporation, president and chairman of the Board of Directors of Consolidated Electronics, Inc. and a director of Key Tronic Corporation where he served as acting president from August 1991 to March 1992.
	Dr. Shanewise has been a director of Cd'A since March 1989. Dr. Shanewise has been an orthopedic surgeon for Orthopedic Associates, Inc., from 1955 to present. He also was a director of Conjecture from 1979 to February 1993 and president of Conjecture from 1987 to the merger date of February 2, 1993 with The Coeur d'Alenes Company. Dr. Shanewise is owner of Moran Vista Assisted Living Facility.
	Lawrence A. Stanley is currently CEO of Empire Bolt and Screw, Inc.; a Director of Washington Water Power
Company; Output Technology Corporation, a manufacturer of high speed printers for industry; and CXT, Inc. a prestressed concrete manufacturer. He is past Chairman of the Association of Washington Businesses and the Spokane
Area Chamber of Commerce.
	Lawrence Coulson has been the General Manager at Stock Steel since September 1986 and a Vice-President since
January 1990. Lawrence is a certified credit executive (C.C.E.) and Director of the National Association of Credit Management Inland Northwest. Lawrence is also the immediate past President of the Spokane Chapter of the Steel Service Center Institute. Lawrence has a Masters
Degree in Business Administration from Gonzaga University.
	Joel E. Simpson has been employed at The Coeur d'Alenes Company since 1979. Joel became Merchandise
Manager in 1985, Steel Service Center Manager in 1988,
General Manager of the Industrial Fabrication Division in
1993 and Vice-President of Cd'A in 1995. He served as President of the Steel Service Center Institute, Spokane chapter from 1989 to 1992 and is currently on the Spokane Economic Development Council's Workforce Development Committee. Joel has an MBA degree from City University.
Each of the directors of Cd'A serve until his or her successor is duly elected at the next annual shareholder meeting of Cd'A or until his or her earlier resignation, removal or death.
     (b) COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT.
Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company with respect to the last fiscal year, Cd'A is not aware of any failure to file any of such Forms during the last fiscal year or prior years by any person who, at any time during the last fiscal year, was a director, officer, or a beneficial owner of more than 10 shares of Cd'A Common Stock. Two Forms 4 for Jimmie Coulson and Marilyn Schroeder were filed three weeks late.
ITEM 10.   EXECUTIVE COMPENSATION.

Name & Principal					      Other         Annual
Position		          	Yr    Salary<F1>	   Compensation	Bonus	  Total
Jimmie Coulson      	97    $102,577<F2>	 $0	         	0	      $102,577
President, CEO      	96    $102,088<F2> 	$52,716   	 	0	      $154,804
                 		  95   	$105,953<F2>	 $37,572     	0      	$143,525

<F1>  Based upon salaries paid or accrued during fiscal
years ended September 27, 1997,
September 28, 1996 and September 30, 1995. There are no employees other than the CEO who receive compensation in excess of $100,000 annually.
<F2>  Includes contribution to employee profit-sharing and
401(k) plan  ("the plan") of $2,054 in 1997, $2,016 in 1996
and $1,835 in 1995.  The plan is qualified under Section
401 and 501 of the Internal Revenue Code of 1986. All employees are eligible to participate after one year of service if they are 21 years of age or older and meet the minimum hours worked requirement. The plan is funded by discretionary contributions determined by the Cd'A Board of Directors and as of July 1, 1993, by a 25% match to employee contributed funds to a maximum of 6% of salary.
The profit-sharing contributions are allocated to participants based on the participants salary as a percentage of total salaries of all participants. Vesting occurs on an incremental basis between the third and seventh year of service. No distributions were made to any executive officer during the last three fiscal years except as required to refund any excess deferrals.
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT.
     (a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.
     The following table sets forth the beneficial ownership of Cd'A Common Stock as of December 1, 1997 by each person known by Cd'A to be a beneficial owner of 5% or more of Cd'A Common Stock. As of such date, a total of 5,353,450 shares of Cd'A Common Stock were outstanding.
This disclosure is made pursuant to certain rules and regulations promulgated by the Securities and Exchange
Commission and in certain instances the number of shares shown as being beneficially owned may not be deemed to be beneficially owned for other purposes.

Title of	      	Name and Address		    	  Amount and
Class           Of Beneficial Owner		    Nature of
                                         Beneficial	          Percent
									                                Ownership		          of Class
Common Stock   	Jimmie T.G. Coulson<F1>
               	6302 S. Corkery Road
               	Spokane WA  99223       	2,060,747	         		38.49

Common Stock   	Arlene C. Coulson
               	4010 East 80th
               	Spokane WA  99223	         646,098         			12.07

Common Stock   	Lawrence A. Coulson<F2>
               	South 5711 Corkery Road
               	Spokane WA  99223	         310,177		         	 5.79

Common Stock   	Ingersoll Rand Company
               	91 New England Avenue
               	Piscataway NJ  08854	   	  272,795          		 5.10

<F1>  The amount and percentage shown in this table as
beneficially owned by Mr. Coulson includes 403,421 of the 646,098 shares which are also shown in this table as beneficially owned by Arlene C. Coulson. Arlene Coulson is the record owner of these 403,421 shares, but pursuant to a property settlement agreement (i) Mr. Coulson has the right to vote these shares (or Arlene Coulson's right to vote these shares is limited) in certain circumstances and, (ii)
Mr. Coulson has a first right of refusal to acquire these shares in the event of a third party's offer to purchase them on certain terms. This table should be read taking into account that these 403,421 shares are shown as beneficially owned by both Arlene Coulson and Mr. Coulson.
Mr. Coulson disclaims beneficial ownership of these 403,421 shares.
<F2>  Lawrence Coulson is the son of Jimmie Coulson
     (b)   SECURITY OWNERSHIP OF MANAGEMENT.
     The following table sets forth the beneficial ownership of Cd'A Common Stock as of December 1, 1997 by each director and executive officer of Cd'A, named individually, and all directors and executive officers of Cd'A as a group, without naming them. This disclosure is made pursuant to certain rules and regulations promulgated by the Securities and Exchange Commission and in certain instances the number of shares shown as being beneficially owned may not be deemed to be beneficially owned for other purposes.

Title of       	Name and Address of       	Amount and Nature of    Percent of
Class          	Beneficial Owner          	Beneficial Ownership	   Class
Common Stock   	Jimmie T.G. Coulson
               	6302 S. Corkery Road
               	Spokane WA  99223         	2,060,747             		38.49*
Common Stock	   Lawrence A. Coulson
			             5711 S. Corkery Road
			             Spokane WA  99223	       		  310,177              	 5.79
Common Stock   	Marilyn A. Schroeder
           		   N. 15406 Lloyd Lane
           		   Mead WA  99021			            103,525                1.93
Common Stock	   Wendell J. Satre
		              39 West 33rd Ave
               	Spokane WA  99203			            	389	               0<F2>
Common Stock   	Joel E. Simpson
           		   E. 1306 Sara Lane
           		   Spokane WA 99223          	    1,105                0<F2>
Common Stock   	Robert Shanewise, M.D.
           		   921 W. Comstock Court
           		   Spokane WA  99203             96,809               1.81
Common Stock   	Lawrence A. Stanley
		              311 West 32nd
               	Spokane WA  99203       			      389                0<F2>
Common Stock   	All directors & executive
           		   officers as a group
               		(7 persons) <F1>          2,573,141              48.07

<F1>  The amount and percentage shown in this table as
beneficially owned by Mr. Coulson and by all directors and
executive officers as a group includes the 403,421 shares
beneficially owned by Arlene Coulson which are referred to
in footnote 1 to the preceding table.
<F2> Indicates less than 1% of outstanding shares of class.
      (c) CHANGES IN CONTROL.  Cd'A is not aware of any
arrangements which may result in a change of control of
Cd'A.  See also item 6 relating to convertible debentures
issued in October 1993.
ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
The purchasers of the $250,000 aggregate principal amount
of the Convertible Debentures sold and issued by Cd'A on
October 29, 1993 and December 31, 1993, included the
following persons and entities.  Jimmie T.G. Coulson
(President, Chief Executive Officer and director) purchased
$87,000 original aggregate principal amount of the
Convertible Debentures.  A retirement account for the
benefit of Robert P. Shanewise, M.D. (director of Cd'A)
purchased $50,000 original aggregate principal amount of
Convertible Debentures.  Lawrence A. Coulson (son of Jimmie
T.G. Coulson) purchased $35,000.  CINV (a partnership whose
partners are Jimmie T.G. Coulson, Lawrence A. Coulson and
David A. Coulson, sons of Jimmie T.G. Coulson, each of whom
has a one-third partnership interest) purchased $15,000.
Ben Harney and Dorothy Harney (parents of Marilyn A.
Schroeder, Treasurer and a director of Cd'A) purchased
$13,000, Harry Yost and Ruth Yost (parents of Arlene
Coulson) purchased $50,000. On October 31, 1995, the
$87,000 purchased by Jimmie T. G. Coulson and the $35,000
purchased by Lawrence Coulson were converted to common
stock at a conversion price of $0.125 per share.
Cd'A has no parent Company.
PART IV
ITEM 13.   EXHIBITS, SCHEDULES, AND REPORTS ON FORM 8-K.
     (a)   EXHIBITS
Exhibit Index
Page No.  Exhibit No.    Description of Exhibit
 43     		3.1<F2>		      Articles of Incorporation of Cd'A
 77	     	3.2<F2>		      Bylaws of Cd'A - Amendments to By-
				                    	Laws dated 05/02/94
 97        10.1<F2>    	 Seafirst Bank - Commercial
					                    Security Agreements(Cd'A & Union
				                    	Iron Works) dated 03/27/95
               		        Seafirst Bank - Business Loan
					                    Agreement dated 03/24/97 (Cd'A)
               <F2>	    	Seafirst Bank - Promissory Notes
					                    dated 03/27/95 (Cd'A and Union
					                    Iron Works)
                         Seafirst Bank - Loan Modification
					                    Agreement dated 09/18/95 (Cd'A and
					                    Union Iron Works)
		             <F2>	    	Seafirst Bank - Promissory Notes
					                    Dated 12/20/95, 9/17/96 Union Iron
				                    	Works)
		             <F2>	    	Seafirst Bank - Deed of Trust,
					                    Security Agreement and Fixture
				                    	Filing With Assignment of Leases
					                    and Rents dated 12/20/95 (Cd'A)
		             <F2>    		Seafirst Bank - Construction Loan
					                    Agreement dated 12/20/9(Cd'A)
		             <F2>    		Seafirst Bank - Certificate and
					                    Indemnity Agreement Regarding
					                    Building Laws and Hazardous
				                    	Substances dated 12/20/95 (Cd'A)
		             <F2>     	Seafirst Bank - Agreement of
					                    Subordination dated 12/20/95 (Cd'A
				                    	and Union Iron Works)
		             <F2>    		Seafirst Bank - Loan Modification
                     				and Additional Advance Agreement
                    					dated 11/21/96 (Cd'A)
          		   <F2>    		Seafirst Bank - First Amended and
                    					Restated Promissory Note dated
                    					11/12/96 (Cd'A)
          		   <F2>    		Seafirst Bank - Subordination
                    					Agreement dated 2/5/96 (Cd'A)
120        10.2<F2>     	Convertible Debentures due 1998 of
				                    	Cd'A and related Deed of Trust
					                    dated October 29,1993 executed by
					                    Cd'A in favor of Stewart Title
				                    	Company of Spokane as Trustee for
                    					the benefit of the holder
                    					Convertible Debentures.  see 4.1
235        10.6<F2>     	Adoption Agreement #003 401K
					                    Employee Profit Sharing Plan dated
			                    		04/30/93
           13.1<F2>    		Annual report to security holders
           18.1<F1>      Description of change in
			                    		accounting principles
267		 21  <F2>          	List of Subsidiaries

<F1> 	See Note 4 to Consolidated Financial Statements
<F2>  Previously filed with the Securities and Exchange
Commission on Form 10-	 KSB for year ending September
1994

     (b)  REPORTS ON FORM 8-K.
          None.

SIGNATURES
In accordance with Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant caused this report to
be signed on its behalf by the undersigned, thereunto duly
authorized.
THE COEUR D'ALENES Company
Date:  December 19, 1997 By /S/ 	Jimmie Coulson
President,
Chief Executive Officer
Director, (Principal
Executive Officer)

Date:  December 19, 1997      By   /S/Marilyn A. Schroeder
                                   Treasurer and Director
(Principal Financial
Officer and Principal
Accounting Officer)

Date:  December 19, 1997      By   /S/Wendell J. Satre
                                   Director

Date:  December 19, 1997      By   /S/Robert P. Shanewise,
 M.D.
                                  	Director

Date:  December 19, 1997      By  	/S/Lawrence A. Stanley
                                  	Director

Report of Independent Certified Public Accountants
Financial Statements:
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Changes in Stockholders'
Equity
	Consolidated Statements of Cash Flows
	Summary of Accounting Policies
	Notes to Consolidated Financial Statements
Report of Independent Certified Public Accountants

The Coeur d'Alenes Company and Subsidiary
Spokane, Washington

We have audited the accompanying consolidated balance sheets of The Coeur d'Alenes Company and Subsidiary as of September 27, 1997 and September 28, 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Coeur d'Alenes
Company and Subsidiary at September 27, 1997 and September
28, 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

November 13, 1997

		September 27,	September
28,			1997			1996

Assets

Current assets:
	Cash and cash equivalents	$	89,495	$
	68,645
Accounts and notes receivable, less allowance of
$53,306 and $77,050 for doubtful accounts
(Notes 2 and 3)

 	1,240,996

1,181,599
	Inventories (Notes 1 and 2)	   2,342,671
	2,788,654
	Income taxes receivable (Note 6)    24,004		-

	Deferred tax asset (Note 6)		 46,000
	70,450

Total current assets			   3,743,166
	4,109,348

Property and equipment (Notes 3 and 4):

	Land							306,320
	304,547
	Building and leasehold
improvements			   1,890,690
	2,175,598
	Machinery and equipment		   2,146,358
	2,375,308
	Vehicles						149,669
	166,423
	Office equipment				242,678
	310,746

							   4,735,715
	5,332,622
	Less accumulated depreciation	   1,400,291
	2,235,079

Net property and equipment		   3,335,424
	3,097,543

Other assets						 73,365
	50,732


							$  7,151,955	$
	7,257,623

							September 27,	September
28,
 							1997			1996

Liabilities and Stockholders' Equity


Current liabilities:
	Short-term bank borrowings
(Note 2)				$    833,656	$
	863,477
	Accounts payable				613,608
	1,046,662
	Accrued expenses				307,520
	486,478
	Current maturities of
long-term debt (Note 3)		103,663
	75,821

Total current liabilities  		   1,858,447
	2,472,438

Deferred tax liability (Note 6)		 65,000
	44,403
Long-term debt, less current
maturities (Note 3)			   2,393,822
	2,031,406
Long-term debt to related parties
(Notes 4 and 9)	 		     128,000
	128,000

Total liabilities				   4,445,269
	4,676,247

Commitments and Contingencies
(Notes 5, 7 and 8)

Stockholders' equity (Note 4)
	Common stock, no par, shares authorized 10,000,000;
issued 5,357,373, and outstanding 5,353,561
         1,186,192
1,186,192
	Retained earnings			    1,524,294
	1,398,984

 		    2,710,486
	2,585,176
	Less treasury stock,
at cost; 3,812 shares		   3,800
	3,800

Total stockholders' equity		    2,706,686
	2,581,376

	$	7,151,955
$7,257,623

	September 27,	September
28,
Years ended	1997			1996

Net sales						$  12,858,765	$
	12,498,993

Cost of sales					    9,498,045
	8,982,259

Gross profit					    3,360,720
	3,516,734

Selling, general and
administrative expenses		    3,012,712
	3,052,693

Operating income					 348,008
	464,041

Other income (expense):
	Interest income				  27,012
	22,594
	Interest expense				(301,306	)
	(209,124	)
	Other income					 106,485
	145,391

Net other expense					(167,809	)
	(41,139	)

Income before income tax expense		 180,199
	422,902

Income tax expense (Note 6)			  54,889
	132,673

Net income						$125,310	$
	290,229

Earnings per common and common
  equivalent share (Note 9):
	Primary					$	0.02	$	0.06
	Fully diluted				$	0.02	$	0.05
	Common Stock	Retained	Treasury Stock
 	Shares		Amount	Earnings	Shares
	Amount

Balance, September 30, 1995	4,377,577	$	1,064,192	$
	1,108,755	3,796	$	3,796

Net income	-		-		290,229	-		-


Conversion of debentures into 	common stock
976,000
122,000
-
-
-

Treasury stock purchase	(16	)	-		-	16
	4

Balance, September 28, 1996	5,353,561		1,186,192
	1,398,984	3,812		3,800

Net income	-		-		125,310	-		-


Balance, September 27, 1997	5,353,561	$	1,186,192	$
	1,524,294	3,812	$	3,800


Increase (Decrease) in Cash and Cash Equivalents

						September 27,	September 28,

Years ended		1997			1996

Operating activities:
	Net income			$	125,310	$	290,229

	Adjustments to reconcile net income to net cash provided by operating activities:

		Depreciation		     199,739		147,663

		Gain on disposal of
property and equipment	(52,666)		 (2,888)
		Provision for doubtful
 Accounts		  	  3,000		   -
		Deferred tax provision
(benefit) 		 45,047		(8,604)
		Changes in assets and liabilities:
			Receivables		(86,401)     (189,236)
			Inventories		445,983	   (412,549)
			Other assets		(22,633)	      4,853

			Accounts payable	(433,054)     312,895

			Accrued expenses	(178,958)      55,679


Net cash provided by operating
Activities				  45,367	    198,042


Investing activities:
	Additions to property and
equipment				    (525)	(1,376,381)
	Proceeds from sale of fixed
assets				 140,324		8,740


Net cash used in investing
activities				(384,954)	(1,367,641)

Increase (Decrease) in Cash and Cash Equivalents

	September 27,	Sept 28,
 Years ended	1997			1996

Financing activities:
	Borrowings under line of
credit agreements		13,121,040
	12,311,000
	Repayments under line of
credit agreements	     (13,150,861)
(12,219,587)
	Principal repayments of
long-term debt			   (76,014)
(31,800)
	Borrowings of long-term debt	   466,272	1,050,550

	Purchase of treasury stock		-		(4	)

Net cash provided by financing
Activities				   360,437	1,110,159


Net increase (decrease) in cash
and cash equivalents		    20,850
(59,440)

Cash and cash equivalents,
beginning of year			    68,645	  128,085


Cash and cash equivalents,
end of year				$   89,495    $   68,645


Supplemental Disclosure of Cash Flow Information:

	Cash paid during the year for:

		Interest				$  294,844	$220,163

		Income taxes			$   23,700	$124,119


	Noncash financing activities:
		Conversion of
debentures into
common stock		$	-		$122,000

		Repayment of debt with proceeds from issuance of
	 new debt
$-			$878,178



	Principles of Consolidation	The accompanying
consolidated financial statements include the accounts of The Coeur d'Alenes Company and its wholly-owned subsidiary, Union Iron Works, Inc. (collectively referred to as "the Company"). Union Iron Works, Inc. ("the
Subsidiary") is doing business as Stock Steel. All significant intercompany balances and transactions have been eliminated in consolidation.

	Nature of Business	The Company is engaged in the
distribution, processing and fabrication of steel and related products to customer specifications. Most of the Company's business activity is with customers located within the Pacific Northwest.

During the years ended September 27, 1997 and September 28,
1996, the Company had sales to a major customer of $1,569,679 and $1,949,000, respectively, which represent
12% and 16% of net sales for those years.

	Fiscal Year	The Company's fiscal year is a 52 or 53
week period ending on the last Saturday in September.
Fiscal 1997 and 1996 were 52 week years.

	Cash and Cash Equivalents	For purposes of balance
sheet classification and the statements of cash flows, the Company considers all highly liquid short-term investments having an original maturity of three months or less to be cash equivalents.

	Inventories	Inventories are valued at the lower of
cost or market. Cost is determined by using the last-in, first-out (LIFO) method for processing and fabrication steel inventories. The first-in, first-out (FIFO) method of pricing is used for all distribution and other inventories, which are composed primarily of steel service center stock.

	Property, Equipment and Depreciation	Property and
equipment are stated at cost. Depreciation is computed using straight-line and accelerated methods over estimated useful lives of the assets which range from 3 to 39 years.



	Revenue and Cost Recognition	Sales are recorded and
customers are billed when products are shipped or projects are completed. Costs of orders and projects are recorded in the same accounting period as related sales.

	Income Taxes	The Company accounts for income taxes
in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". SFAS No. 109 requires a company to recognize deferred tax assets and liabilities for the expected future income tax consequences of events that have been recognized in a company's financial statements. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse.

	Earnings Per Common Share	The primary earnings per
common share is computed by dividing the Company's net income by the weighted average number of shares of common stock outstanding during the year.

Earnings per share - assuming full dilution was determined on the assumptions that the convertible debentures were converted as of the first day the year and net earnings were adjusted for the interest expense on the debentures, net of its tax effect.

	Management Estimates	The preparation of financial
statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

	Fair Value of Financial Instruments	The carrying
amounts reported in the balance sheet as of September 27, 1997 and September 28, 1996 for cash, accounts and notes receivables, short-term bank borrowings, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of debt payable to related parties at September 27, 1997 and September 28, 1996 is approximately $146,000 and $145,000 based on the estimated fair value of the common stock into which the debt is convertible. The carrying amount of long-term debt approximates its fair value as substantially all of the debt have interest rates which change with market interest rates.

	New Accounting Pronouncements	In February 1997, the
Financial Accounting Standards Board (FASB) issued
Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. SFAS No. 128 is effective for financial statements for periods ending after December 15, 1997, and requires restatement of all prior-period earnings per share data presented.

In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure" which clarifies disclosure rules about such items as right and privileges of debt and equity securities, dividend and liquidation preferences, participation rights and call prices. It also requires that liquidation preferences be shown on the face of the balance sheet. SFAS No. 129 is effective for financial statements for periods ending after December 31, 1997.

In June 1997, the FASB issued SFAS No. 130, "Reporting
Comprehensive Income," which requires the disclosure of comprehensive income and requires the presentation of a reconciliation for net income to the change in equity of the business during the year arising due to transactions from nonowner sources. SFAS No. 130 is effective for financial statements for periods beginning after December
15, 1997.

In June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" which supersedes SFAS No. 14, "Financial Reporting for
Segments of a Business Enterprise" and establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.
SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated.

None of the foregoing pronouncements is expected to have a material effect on the Company's financial statement presentation.

1.	Inventories	Inventories are summarized as follows:

	September 27,	September 28,
 		1997		1996

Fabrication inventories:
	Raw materials			$   74,501    $   147,528

	Work-in-progress		   293,181	   550,462

	Inventories, at
FIFO cost			   367,682	   697,990

	LIFO reserve		        (50,538)	(   56,711)

	Inventories, at LIFO cost   317,144  	   641,279


Distribution inventories,
at FIFO 			 2,025,527	 2,147,375

Total inventories			$2,342,671	$2,788,654


		During the year ended September 27, 1997, the liquidation of LIFO inventories decreased cost of sales and, therefore, increased income before income tax expense by approximately $6,500.

2.	Short-Term Bank Borrowings	The Company has a $1.85
million bank credit line available for revolving credit requirements which is subject to renewal on April 1, 1998. Interest is charged at the lender's prime rate plus 0.325% (8.82% at September 27, 1997). Outstanding borrowings are collateralized by accounts receivable and inventories.

Short-term borrowing activity was as follows:

	September 27,	September 28,
		1997			1996

Balance outstanding at
year-end				$	833,656	$	863,477

Weighted average interest
rate at year-end		   8.82%         8.57%


Maximum amount outstanding at
any month end		$  1,328,508	$  1,225,341


Average amount outstanding	$  1,068,809	$	894,237
	Weighted average interest rate
during the year		8.69%	    8.80%

		The weighted average interest rate and monthly balances are computed using the end of month borrowings outstanding and the related end of month interest rate.
The month end balances and interest rates are averaged to determine the yearly weighted average balance of borrowings and the weighted average interest rate for the year.

The credit line agreement contains covenants under which the Company may not declare or pay any dividends in excess of 10% of annual net (after tax) profit or enter into mergers, acquisitions or any major sales of assets or corporate reorganizations without prior consent by the bank. The Company is also required to maintain certain financial ratios concerning working capital, debt to equity, and a minimum tangible net worth of $2,000,000. At
September 27, 1997 the Company was in compliance with all of its bank covenants.

3.	Long-Term Debt	Long-term debt consists of the
following:

	September 27,	September 28,
		1997			1996


Note payable to a bank, monthly payments  of $17,225
including interest at 2.75%	over the LIBOR index rate
(8.75% at September 27, 	1997);
due January 2007, collateralized by property
						$1,924,395	$1,678,728


Note payable to a bank, monthly payments of $4,018
including 	interest at 0.5% over the bank's prime rate
(9% at 	September 27, 1997); due September 2003
collateralized
by equipment
    			 223,134		250,000

Note payable to a bank, monthly interest only payments at 0.5% over the bank's prime rate (9% at September 27, 1997); due April 1998, collateralized by equipment

195,000		-

Note payable to a bank, monthly payments of $3,203
including 	interest at 8.75%; due September 2002,
collateralized
by equipment
   154,956	   178,499
	 2,497,485	 2,107,227
Less current maturities		   103,663	    75,821


Long-term debt				$2,393,822	$2,031,406


		The $195,000 note payable to a bank contains a provision which allows the Company to convert the balance outstanding at maturity to a note having a seven year repayment term. Total available borrowings under this agreement are $250,000. As the Company intends to exercise this conversion feature, the amount outstanding at September 27, 1997 has been classified as long-term debt.

Scheduled long-term debt maturities as of September 27, 1997 are as follows:

 Year ending		Amount

September 26, 1998	$	103,663
September 25, 1999		125,655
September 24, 2000		137,248
September 30, 2001		149,909
September 28, 2002		163,350
Thereafter		   1,817,660

Total	$	2,497,485

4.	Long-Term Debt to Related Parties	At September 27,
1997 and September 28, 1996, the Company owed $128,000 to related parties pursuant to the terms of a convertible debenture agreement. The debentures require semi-annual interest payments at 9.25%, are secured by land and building and are due on October 31, 1998. The debentures are convertible into shares of the Company's common stock at a per share rate of $.175 through October 31, 1997 and $.20 from November 1, 1997 through maturity. The Company, at its option, may call any or all outstanding debentures for redemption.

5.	Lease Commitments	The Company leases office
furniture and equipment and vehicles under operating leases that expire at various dates through 2002. As of September
27, 1997, future minimum rental payments required under operating leases that have remaining noncancellable terms in excess of one year are as follows:

Year ending			Amount

September 26, 1998	$	139,778
September 25, 1999		119,206
September 24, 2000		104,479
September 30, 2001		102,407
September 28, 2002	 	 85,423
Thereafter			 65,339

Total	$	616,632

		Rental expense for all operating leases was $194,764 and $247,159 for the years ended September 27, 1997 and September 28, 1996.

6.	Income Taxes	Income tax expense (benefit) consists
of the following:

	September 27,	September 28,
 Years ended				1997			1996

Federal:
	Current				$	9,142	$	136,777

	Deferred				    45,047	      (8,604)
State - current				  700		  4,500


Income tax expense			$   54,889	$    132,673

		Major items causing the Company's effective tax rate to differ from the statutory rates are as follows:

		September 27, 1997			September 28, 1996
 		Amount		Percent		Amount	Percent

Income tax expense  		at statutory rate
$ 61,268		34.0%		$143,787	34.0%

Tax rate differences
 (12,965	)	(7.1	)            3,383	 0.8%

Other	   6,586		 3.6			 (14,497)	 (3.4)%

Income tax expense
	$ 54,889		30.5%		$132,673   31.4%

		Significant components of the Company's deferred tax assets and liabilities consist of the following:

		September 27,	Sept 28,
 						1997			1996

Current deferred tax assets:
  Allowance for doubtful
accounts				$	13,327	$	26,813

  Vacation accrual				29,809		39,398

  Other						 2,864		 4,239


Current deferred tax asset	$	46,000	$	70,450
September 27,	September 28,
	1997			1996

Non-current deferred tax
Assets (liabilities):
	Net operating loss
carryforwards		$   123,000	$	126,600

	Depreciation			    (96,900)		(61,413)
	Other					(4,400)		 (5,833)

Gross non-current deferred tax asset(liability)
  			21,700		 59,354

Valuation allowance			    (86,700)	(    103,757)

Non-current deferred tax
liability				$   (65,000)   $	(44,403)

		A valuation allowance on the Company's deferred tax assets has been established to the extent the Company believes it is more likely than not that the deferred tax assets will not be realized.

At September 27, 1997, the Company has available net operating loss carryforwards of approximately $422,000 which expire through 2007. Utilization of the operating loss carryforwards is limited to $12,180 per year.

7.	Commitments	The Company routinely makes commitments
to purchase and sell steel products up to nine months in advance of anticipated deliveries. Outstanding firm purchase commitments at September 27, 1997 aggregated
$1,226,000.  Negotiated firm sales contracts aggregated
$356,000 at September 27, 1997.

8.	Retirement Plan	The Company sponsors a qualified
401(k) and profit-sharing plan ("the Plan"). The Plan allows individual participants to make contributions to the Plan with matching contributions by the Company to the extent of 25% of the employees' contributions up to a maximum of 6% of annual salary per participant. Additional discretionary contributions may be made by the Company based on net income. Substantially all full-time employees are eligible to participate. Total Company contributions to the Plan were $20,717 and $31,923 for fiscal 1997 and 1996.

9.	Earnings Per Common Share	The weighted average
number of common shares outstanding for the years ended September 27, 1997 and September 28, 1996, was 5,353,561 and 5,273,127 shares, for calculation of primary earnings per common share.

Earnings per common share assuming full dilution is
computed as follows:
	September 27,	September 28,
 Fiscal year ended			1997			1996

Income before effects of
dilution				$	125,310	$	290,229

Interest expense avoided if
debentures are converted
	(net of tax)a				  7,720		  7,699


Net income				$	133,030	$	297,928

		Average shares of common stock outstanding for fiscal 1997:

			Outstanding		Days	Average
 		Date		Shares	Outstanding	Outstanding

Beginning of year
09/29/96	5,353,561		-		-
Convertible debentures outstanding
09/29/96	6,206,894		364		6,206,894
End of year
09/27/97	6,206,894		-		-

				6,206,894

		Average shares of common stock outstanding for fiscal 1996:

				Outstanding		Days	Average
 	Date		Shares		Outstanding	Outstanding


Beginning of year
10/01/95	4,377,577		-		-
Convertible 	debentures 	Outstanding
10/01/95	6,377,577		129		2,260,185
Treasury shares purchased
02/07/96  6,377,561	 	235		4,117,382
End of year
09/28/96	6,377,561		-		-

6,377,567

	a  	For purposes of earnings on common shares
assuming full dilution, convertible debentures for 1997 and 1996 are assumed to be converted as of the first day of the year. Such conversion negates the need to pay interest on the debentures. The debentures were assumed to be converted at their stated per share conversion rate at the beginning of each fiscal year of $0.15 and $0.125 for 1997 and 1996. See also Note 4 concerning the convertible debentures.

10.	Segment Information	Selected financial information of
the Company's operating results on a segment basis for the years ended September 27, 1997 and September 28, 1996 is presented as follows:

Fabrication	Distribution	Eliminations	Total

1997:
Net sales
$2,535,986	$10,905,626	$(582,847	)  	$12,858,765

Operating income (loss)
$(136,189	)  	$   484,197	$	-		$   348,008

Identifiable assets
$	1,978,697	$ 5,173,258	$	-		$ 7,151,955

Depreciation expense
$	110,243	$	89,496	$	-		$   199,739

Capital expenditures
$	154,158	$   371,120	$	-		$   525,278


1996:
Net sales
$  3,067,058	$ 9,927,005	$ (495,070)	$12,498,993

Operating income
$	103,449	$   360,592	$	-		$   464,041

Identifiable assets
$  2,411,185	$ 4,846,438	$	-		$ 7,257,623

Depreciation expense
$	 74,130	$    73,533	$	-		$   147,663

Capital expenditures
$	500,107	$   876,274	$	-		$ 1,376,381


		Operating income is total revenue less operating expense. In computing operating income, none of the following items have been added or deducted: interest expense, interest income and other income. Identifiable assets by segment are those assets that are used in the segmental operation.

11.	Valuation and Qualifying Accounts	Allowance for
doubtful accounts activity was as follows:

Years ended				September 27, 	September 28,
1997			1996

Balance, beginning of year	$	77,050	$	84,214

Charged to expense				 3,000		-
Write-offs, net of recoveries	    (26,744)	     (7,164)

Balance, end of year		$	53,306	$	77,050