Form 10QSB
period 1997-12-31
COEUR D ALENES CO /IA/
filed 1998-02-09
CIK 861502

US SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 25, 1997.
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

5,353,450 shares of common stock, no par value, were outstanding as of January 31, 1998


PART I.  FINANCIAL INFORMATION.

	Item 1.  Financial Statements.

	The condensed financial statements of The Coeur d'Alenes Company (sometimes referred to herein as the "Company") included herein have been prepared by the Company without audit or review by the Company's accountants pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary to a fair statement of the results of operations for the interim periods ended December 25, 1997 and December 25, 1996 have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in The Coeur d'Alenes Company's latest audited financial statements for the fiscal year ended September 27, 1997.

 Index of Financial Statements

                                            									         Page
Consolidated Balance Sheets -
December 25, 1997 and September 27, 1997                       	3

Unaudited Consolidated Income Statements -
Three Months Ended December 25, 1997 and December 25, 1996	    	4

Unaudited Consolidated Statement of Cash Flows -
Three Months Ended December 25, 1997 and December 25, 1996	    	6

Condensed Notes to Unaudited Consolidated Financial Statement	  7

THE COEUR D ALENES COMPANY
CONSOLIDATED BALANCE SHEET
December 25, 1997 and September 28, 1997

                     					         December 25, 1997  September 28, 1997
ASSETS                                (Unaudited)       (Audited)
Current Assets:
     Cash					 	   $    7,760           $   89,495
     Accounts receivable            	    1,160,108 		 1,240,996
     Inventory	                  				    2,542,632		  2,342,671
     Other current assets			               100,448 		    70,004
	Total current assets		 	                3,810,948 		 3,743,166

Property and Equipment	           	 	    4,761,711	 	 4,735,715
     Less accumulated depreciation	 	    1,464,866 		 1,400,291
	Net property and equipment	 	           3,296,845 		 3,335,424

Other assets		             	  	             54,389       73,365
Total assets				                        $7,162,182   $7,151,955

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Short term bank borrowings    		   $  383,652	  $  833,656
     Accounts payable	      	 	          1,163,308	 	   613,608
     Accrued expenses			 	                 272,539      307,520
     Current amount on long-term debt	     103,663      103,663
               Total current liabilities 1,923,162    1,858,447

Long-term debt:
     Deferred tax liability	      		        65,000       65,000
     Long term debt less current
       maturities                        2,370,973	 	 2,393,822
     Long term debt to related parties	    128,000      128,000
          Total long term liabilities    2,563,973  	 2,586,822
Total liabilities                        4,487,135    4,445,269

Stockholders' Equity:
     Capital Stock                       1,186,192    1,186,192
     Retained earnings                   1,492,985    1,524,294
						                                   2,679,177	 	 2,710,486
          Less Treasury Stock at cost		      4,130		      3,800
          Total stockholders' equity	    2,675,047		  2,706,686
     Total liabilities and stockholder's
        		equity                 				   $7,162,182   $7,151,955

THE COEUR D ALENES COMPANY
 UNAUDITED CONSOLIDATED INCOME STATEMENT
Three Months Ended December 25, 1997and December 25, 1996

                                   		 	1997		     	   1996
Net sales				                       		$3,228,540	    $3,004,130

Costs of sales                  						 2,480,470    		2,196,196

Gross profit on sales		         		   	   748,070	    	  807,934

Selling, general and
    administrative expenses 	   	   		   738,765       830,577

Operating income <loss>		   	        	     9,305    	 < 22,643>
Other income (expense)
     Interest income		        		           7,788	        6,655
     Interest expense				                <74,319>   	 < 77,392>
     Other income				                      7,528        29,567

Total other expense				                  <59,003>     < 41,170>

Loss before income tax expense		         <49,698>	    < 63,813>
Income tax benefit				                   <18,388>	    < 23,611>

Net loss	                       						$  <31,310>  		$< 40,202>

Loss per share                  						$ 0.01       		$ 0.01

     Shares outstanding		          			5,353,450      5,353,561



THE COEUR D'ALENES COMPANY
 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
 Three Months  Ended December 25, 1997 and December 25, 1996

                                        				   			    		1997  	    1996
 Cash flows from operating activities:
     Net loss	            	                           		$<31,310> 	$<40,202>
     Adjustments to reconcile net income
        to cash provided (used) by operating activities:
     Depreciation							                                   64,575    55,384
          Gain on disposal of assets	                   <   1,000> < 22,122>
          Changes in assets and liabilities
               Accounts and notes receivable           		  80,888 	<159,242>
	   Inventories					                                    < 199,961>	<  7,862>
	   Other current assets			  	                          <  30,444>	< 57,943>
               Other assets                 	              18,976     6,239
	   Accounts payable			   	                               549,701	   38,131
               Accrued expenses		                        < 34.981>	<185,162>

     Cash provided (used) by operating activities       	 416,444 	<372,779>

Cash flows from investing activities:
    Proceeds from sale of assets		                	         1,000	   47,350
    Additions to property and equipment		                < 25,996>	<250,505>

Cash flows used by investing activities	          	      < 24,996>	<203,155>

Cash flows from financing activities:
     Purchase of treasury stock                             		    	<    330>
Net borrowing (payments)
          borrowings under line of credit              		<450,004>	 342,732
     Principal repayment of long-term debt	              < 22,849>	< 14,280>
	New long term note			                                    271,273

     Cash provided <used> by financing activities	       <473,183>  599,725

Net increase (decrease) in cash	            	            < 81,735>   23,791
Cash, beginning of period				                              89,495    68,645

Cash, end of period				                               $     7,760	 $ 92,436



 THE COEUR D ALENES COMPANY
 CONDENSED NOTES TO UNAUDITED
 CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies.

 	Significant accounting policies followed for the three months ended December 25, 1997 are the same as those contained in the Summary of Significant Accounting Policies from the Company's audited financial statements as of September 27, 1997 and September 28, 1996.

(2)	Inventories.

Inventories are summarized as follows:

              		                          December 25,    September 27,
                                     		       1997           1997
Fabrication inventories:
	Raw materials					                       $     61,968	   $    74,501
	Work-in-progress					                          92,909	       293,181

Inventories at FIFO cost		              		     154,877   	    367,682

LIFO reserve                             	     <50,538>       <50,538>

Inventories at LIFO cost	              			     104,339	       317,144
     Distribution inventories at FIFO	 	     2,438,293	     2,025,527

     Total inventories	               				  $2,542,632   	 $2,342,671

(3)	Short-term bank borrowings.

	The Company has $1,850,000 in bank credit lines which mature on April 1, 1998. Interest is charged at the lender's prime rate plus .325%, 8.82% at December 25, 1997. Outstanding borrowings are collateralized by accounts receivable and inventories.

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

The Company made a tender offer to shareholders with holdings of four shares or less which ended on October 15, 1997. The purchase price for the shares was $10 for each shareholder. The total shares tendered were 111 for a total purchase price of $330.

(5) 	Federal Income Tax Expense

	As of December 25, 1997 and September 27, 1997, the Company has a deferred long term tax liability of $65,000 resulting primarily from the use of accelerated methods of depreciation of fixed assets and a deferred tax asset of $46,000 resulting from vacation accrual and bad debt allowance. A valuation allowance on the Company's deferred tax assets has been established to the extent the Company believes it is more likely than not that the deferred tax assets will not be realized.

There were no extraordinary items to be reported for any of the above accounting periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

	During the first three months of the current fiscal year, the Company's working capital has remained relatively constant, moving from approximately $1,884,700 on September 27,1997 to approximately $1,888,000 as of December
25, 1997.

The Company converted a construction loan in the amount of $1,950,000 to a permanent real estate loan in December, 1996.  The loan was used to pay off the former owner, construct approximately 42,000 sq. ft. of plant facility and remodel and expand the office space to approximately 6,000 sq.
ft.   The terms of the loan include a 20 year amortization period with a ten year balloon payment.  Interest was being adjusted every six months to a rate
of 2.75%  over LIBOR.   As of January 26, 1998, the loan rate was fixed at
8-1/2%. An additional loan fee in the amount of $4,779 was paid to exercise the conversion feature.

	During the current fiscal year it is likely that the Company will want to invest in crane improvements for the distribution business. The cost is expected to be approximately $20,000. A portion of the cost will likely be financed with an equipment loan.

	The Company is dependent on an operating line of credit, secured by accounts receivable and inventory to meet its daily financial obligations.  A $1.85 million operating line is currently in place through April 1, 1998.  The
Company expects to be able to renew the operating line of credit for the next year on substantially the same terms and conditions as last year.

Results of Operations

	Sales of approximately $3,229,000 for the three month period ended December 31, 1997 are approximately 7% higher than approximately $3,004,000 for the same period of time in 1996. Gross margins, however, declined by approximately 7% to $748,000 for the period ended December 31, 1997 from $808,000 for the same period of the prior fiscal year. The steel service center sales represent approximately 82% of the total sales for the first three months of the current fiscal year compared to 76% for the first three months of the prior fiscal year. This represents a 17% increase in the steel service center's sales volume over the first three months of the prior year. Of that 17%, approximately 1/3 is the result of the press brake work moving from the fabrication business to the steel service center business where the fit is better. The remaining 2/3, or 11% is real sales growth. The fabrication business (contributing 18% and 24% of the total sales in the first three months of fiscal 1998 and 1997 respectively) after factoring out the shift of the press brake work experienced a real sales decline of 13%. The fabrication business, with the greater value added component will generally achieve gross margins 10%-20% higher as a percentage of sales than the steel service center business. Consequently, the gross margin dollars for the current year are approximately $60,000 less than the same period of the prior fiscal year due to the different sales mix.

	Operating expenses, at approximately $739,000 for the three months ended December 25, 1997 were approximately 11% lower than approximately $831,000 for the same period of the prior fiscal year. The decrease was possible because the prior fiscal year's expense was impacted by severe weather conditions and a move to new facilities which was not duplicated in the current year.

	Interest expense at approximately $74,000 for the three month period ended December 25, 1997 is 4% lower than approximately $77,000 for the three month period ended December 25, 1996. The slight reduction is attributable to a lower over all debt level for the first three months of the current fiscal year. Increases in inventory levels going into the second quarter will have the effect of increasing debt levels again and second quarter will probably more closely resemble the second quarter of the prior fiscal year.

	Other income at approximately $7,500 for the first three months of the current fiscal year compares to approximately $30,000 for the same period of time in the prior year. The decrease was expected, as last year's income included the gain on the sale of surplus equipment (approximately $22,000) in conjunction with the move of the fabrication business to a new facility.

	The reduced operating expense for the first quarter of the current year helped to reduce the loss to approximately $31,000 compared to a loss of approximately $40,000 for the same period of time in the prior year.


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

	During October 1995, $122,000 of the debentures were converted at $0.125 per share for which 976,000 shares were issued.  $128,000 remains as long-term debt.  This conversion increased the number of outstanding shares by 22%.

	The Company conducted a tender offer on odd lot shares from August
1997 through October 15, 1997. As a result of the offer, the Company purchased 111 shares for a total cost of $330.

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


                             			THE COEUR D'ALENES COMPANY
                                   		  	     (Registrant)
Dated: February 9, 1998
/s/ Marilyn A. Schroeder
Marilyn A. Schroeder, Treasurer and
Chief Financial Officer
(Authorized Officer and Principal
Accounting and Financial Officer