Form 10QSB
period 1998-03-25
COEUR D ALENES CO /IA/
filed 1998-04-29
CIK 861502

US SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB
(Mark One)
[X]  	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 25, 1998. TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X _ No ___

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years.

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes___No___

Applicable only to corporate issuers.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

       5,352,553 shares of common stock, no par value, were outstanding as of April 25, 1998.

PART I.  FINANCIAL INFORMATION.

     Item 1.  Financial Statements.

     The condensed financial statements of The Coeur d'Alenes Company (sometimes referred to herein as the "Company") included herein have been prepared by the Company without audit or review by the Company's accountants pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary to a fair statement of the results of operations for the interim periods ended March 25, 1998 and March 25, 1997 have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in The Coeur d'Alenes Company's latest audited financial statements for the fiscal year ended September 27, 1997.

 Index of Financial Statements


		                                                            Page
Consolidated Balance Sheets -
March 25, 1998 and September 27, 1997         	 	 	             3

Unaudited Consolidated Income Statements -
Six Months Ended March 25, 1998 and March 25, 1997		            4

Unaudited Consolidated Income Statements -
Three Months Ended March 25, 1998 and March 25, 1997          		5

Unaudited Consolidated Statement of Cash Flows -
Six Months Ended March 25, 1998 and March 25, 1997  		          	6

Condensed Notes to Unaudited Consolidated Financial Statement   	7

 THE COEUR D ALENES COMPANY
CONSOLIDATED BALANCE SHEET
March 25, 1998 and September 27, 1997

March 25, 	        September 27
   	   1998 		       1997
(Unaudited)		(Audited)
ASSETS
Current Assets:
     Cash                    					$    60,070	          $     89,495
     Accounts receivable            1,263,056	             1,240,996
     Inventory            		 		  	  2,762,192              2,342,671
     Other current assets   	      	   93,874                 70,004
     Total current assets          	4,179,192              3,743,166

Plant, Property and Equipment   			 4,788,407              4,735,715
     Less accumulated depreciation	 1,529,441              1,400,291
     Net plant property and
          equipment		  		           3,258,966              3,335,424

Other assets                  			      54,389                 73,365
Total assets                       $7,492,547  	          $7,151,955


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Short term bank borrowings 			$  771,649	            $  833,656
     Accounts payable               1,011,901 	              613,608
     Accrued expenses                 331,730        	       307,520
     Debentures payable to
          related parties 	            128,00
     Current amount on
          long-term debt              103,663                103,663
          Total current liabilities 2,346,943 	            1,858,447

Long-term debt:
     Deferred tax liability            97,953       		        65,000
     Long term debt less current
          maturities 	              2,347,607	             2,393,822
     Long term debt to related
          parties                        			0  	             128,000
          Total long term
              liabilities           2,445,560              2,586,822
Total liabilities      	            4,792,503              4,445,269

Stockholders' Equity:
     Capital Stock    		            1,186,192              1,186,192
     Retained earnings           		 1,518,792	             1,524,294
                       	            2,704,984              2,710,486
     Less Treasury Stock at cost        4,940                  3,800
          Total stockholders'
              equity   	            2,700,044              2,706,686
     Total liabilities and
              stockholders equity  $7,492,547             $7,151,955

THE COEUR DALENES COMPANY
UNAUDITED CONSOLIDATED INCOME STATEMENT
 Six Months Ended March 25, 1998 and March 25, 1997

                                 			 	  1998    	                 1997
Net sales                           $6,569,918 	             $6,053,954

Cost of sales                   			  4,982,770            	   4,473,000

Gross profit on sales       	    		  1,587,148                1,580,954

Selling, general and
     administrative expenses      	  1,472,339                1,590,634

Operating income (loss)         		     114,809         		    (    9,680)
Other income (expense)
     Interest income      	      	      16,319		                 12,788
     Interest expense             	 (  149,882)		              (156,568)
     Other income                       10,020		                 47,896

Total other expense	          			 	 (  123,543)        		       (95,884)


Income (loss) before income
     tax expense                	   (    8,734)	         	     (105,564)


Income tax (benefit)					           (    3,232)        		       (39,059)


Net income (loss)               			$(    5,502) 	             $( 66.505)

Earnings (loss) per share        		$(    0.00 )               $(  0.01 )

     Shares outstanding        		   5,352,553 	               5,353,561


THE COEUR D'ALENES COMPANY
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
Three Months Ended March 25, 1998 and March 25, 1997

                               			   	 1998	          1997

Net sales                       			$3,341,378    		$3,049,824

Cost of sales                		  	  2,502,300   		  2,276,804

Gross profit on sales          		     839,078	  	     773,020

Selling, general and
     administrative expenses    	     733,575		       760,052


Operating income           	    	     105,503 		       12,968

Other income (expense)
     Interest income  	       	         8,530		         6,133
     Interest expense   		     	      (75,562)		     ( 79,176)
     Other income                       2,493		        18,329


Total other expense       	    	      (64,539)		     ( 54,714)

Income (loss) before income
     tax expense               	       40,964	 	     ( 41,746)

Income tax expense        	    	       15,157 		     ( 15,446)

Net income (loss)             			   $  25,807 	 	  $ ( 26,300)

Earnings (loss) per share    	  	   $   0.00       $ (0.00)
     Shares outstanding          		  5,352,553  		  5,353,561


THE COEUR D'ALENES COMPANY
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
Six Months  Ended March 25, 1998 and March 25, 1997

                                        	    	 1998 	         1997
 Cash flows from operating activities:
     Net loss	                       		    $(  	5,502)     $ (66,505)
     Adjustments to reconcile net income
               to cash provided (used) by
               operating activities:
          Depreciation              			       129,150 		     110,134
          Gain on disposal of assets         (  1,000)  		 (  35,723)
          Changes in assets and liabilities
               Accounts and notes receivable ( 22,060)		      27,168
               Inventories                   (419,521)   		  216,512
               Prepaid expense and other
                 current assets             (  23,870)  		  ( 34,043)

               Other assets      		  	         18,976   		  ( 12,761)
               Accounts payable               398,293		     (269,697)
               Accrued expenses                24,210   		  (197,317)
	    Other liabilities			   	                  32,953         _____
     Cash provided (used)
by operating activities		            		       131,629   		  (262,232)

Cash flows from investing activities:
     Proceeds from sale of assets               1,000  		     98,860
     Additions to property and equipment    (  52,692)  		  (267,580)

Cash used by investing activities    	      (  51,692)  		  (168,720)

Cash flows from financing activities:
     Net borrowing (repayment)
          under line of credit  		   	      (  62,007)  		   181,841
     Principal repayment of long-term debt  (  46,215) 		  (  19,993)
     New long term note                          	0		        262,000
     Treasury shares repurchased		   	      (   1,140)      		0


     Cash provided (used) by
financing activities      	         		      ( 109,362)	 	    423,848

Net decrease in cash        	   	   	      (   29,425)		   (   7,104)
Cash, beginning of period    	      	          89,495 		      68,645

Cash, end of period              	   	      $  60,070  		$    61,541





THE COEUR D ALENES COMPANY
CONDENSED NOTES TO UNAUDITED
CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies.

     Significant accounting policies followed for the six months ended March 25, 1998 are the same as those contained in the Summary of Significant Accounting Policies from the Company's audited financial statements as of September 28, 1996 and September 30, 1995.

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

     The Company has placed an order for a new 1/2x12 Cincinnati Shear which should arrive before the end of the fiscal year. The cost will be approximately $185,000. It is also likely that the Company will purchase a document imaging system to replace the current manual filing system. The cost is estimated to be approximately $30,000. A bank has committed funds up to $250,000 to help finance these acquisitions with the interest rate at 1/2% over prime.

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


Three Months Ended March 25, 1996

     Sales of approximately $3,050,000 for the three month period ended March 25, 1996 were approximately 5% below the $3,201,000 for the same period of the prior fiscal year. The steel service center business, which contributed 84% of the total sales for the three month period ended March 25, 1997, increased revenues by 9% over the three month period ended March 25, 1996. The fabrication and processing business, accounting for only 16% of second quarter sales in the current fiscal year, experienced a sales decline of 42% during the second quarter of the current year compared to the second quarter of the prior fiscal year. The decline is the result of capital budget cuts by a major customer.

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