Form 10QSB/A
period 1996-06-25
COEUR D ALENES CO /IA/
filed 1998-05-06
CIK 861502

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

 Index of Financial Statements


	         Page
Consolidated Balance Sheets -
March 25, 1998 and September 27, 1997  	       	 	       	     3

Unaudited Consolidated Income Statements -
Six Months Ended March 25, 1998 and March 25, 1997			          4

Unaudited Consolidated Income Statements -
Three Months Ended March 25, 1998 and March 25, 1997  		       5

Unaudited Consolidated Statement of Cash Flows -
Six Months Ended March 25, 1998 and March 25, 1997  			        6

Condensed Notes to Unaudited Consolidated Financial Statement  7

 THE COEUR D'ALENES COMPANY
CONSOLIDATED BALANCE SHEET
March 25, 1998 and September 27, 1997

                                          March 25, 		         September 27
   	                                      1998 		              1997
(Unaudited)		(Audited)
ASSETS
Current Assets:
     Cash                  					          $    60,070	          $    89,495
     Accounts receivable         			      	 1,263,056           		1,240,996
     Inventory            		 	           		 2,762,192             2,342,671
     Other current assets   	    	   		        93,874                70,004
     Total current assets              				 4,179,192             3,743,166

Plant, Property and Equipment    			        4,788,407             4,735,715
     Less accumulated depreciation      			 1,529,441             1,400,291
     Net plant property and
Equipment		                              		 3,258,966             3,335,424

Other assets                          			      54,389                73,365
Total assets                           				$7,492,547 	          $7,151,955

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Short term bank borrowings        			 $  771,649            $  833,656
     Accounts payable                		  	  1,011,901               613,608
     Accrued expenses                         331,730        	      307,520
     Debentures payable to related parties                          128,000
     Current amount on long-term debt         103,663               103,663
               Total current liabilities    2,346,943             1,858,447

Long-term debt:
     Deferred tax liability                    97,953      		        65,000
     Long term debt less current maturities 2,347,607	            2,393,822
     Long term debt to related parties          	  0       		       128,000
               Total long term liabilities  2,445,560             2,586,822
Total liabilities                           4,792,503	            4,445,269

Stockholders' Equity:
     Capital Stock            		            1,186,192	            1,186,192
     Retained earnings                      1,518,792	            1,524,294
                                            2,704,984	            2,710,486
          Less Treasury Stock at cost           4,940     	           3,800
          Total stockholders' equity        2,700,044             2,706,686
     Total liabilities and stockholders
          equity 	                         $7,492,547            $7,151,955

THE COEUR DALENES COMPANY
UNAUDITED CONSOLIDATED INCOME STATEMENT
 Six Months Ended March 25, 1998 and March 25, 1997

                                   			    	  1998    	                 1997
Net sales                    	           		$6,569,918 	          $6,053,954

Cost of sales                          			  4,982,770         	   4,473,000

Gross profit on sales              	    		  1,587,148        		   1,580,954

Selling, general and administrative
     expenses   	                           1,472,339             1,590,634

Operating income (loss)                		     114,809     		    (     9,680)
Other income (expense)
     Interest income             	      	      16,319		              12,788
     Interest expense                      (  149,882)	      	     (156,568)
     Other income                              10,020		              47,896

Total other expense		                 		 	(   123,543)     		       (95,884)

Income (loss) before income tax expense  	(     8,734)	      	     (105,564)

Income tax (benefit) 				                 (     3,232)		            (39,059)


Net income (loss)                     			$(     5,502)            $( 66.505)

Earnings (loss) per share              		$(     0.00 )	           $(  0.01 )

     Shares outstanding               		    5,352,553	            5,353,561


THE COEUR D'ALENES COMPANY
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
Three Months Ended March 25, 1998 and March 25, 1997

                                      			   	 1998	              1997

Net sales                              			$3,341,378           		$3,049,824

Cost of sales                       		  	  2,502,300          		  2,276,804

Gross profit on sales                 		     839,078	         	     773,020

Selling, general and
     administrative expenses           	     733,575		              760,052


Operating income                  	    	     105,503        		       12,968

Other income (expense)
     Interest income         	       	         8,530       		         6,133
     Interest expense                        (75,562)		            ( 79,176)
     Other income                              2,493		               18,329

Total other expense              	    	      (64,539)	       	     ( 54,714)

Income (loss) before income tax expense       40,964		             ( 41,746)

Income tax expense               	    	       15,157	        	     ( 15,446)

Net income (loss)                    			   $  25,807        	 	  $ ( 26,300)

Earnings (loss) per share           	  	   $    0.00   	         $ (  0.00   )
     Shares outstanding                    5,352,553          		  5,353,561


THE COEUR D'ALENES COMPANY
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
Six Months  Ended March 25, 1998 and March 25, 1997

                                          	 	 1998 	                   1997
 Cash flows from operating activities:
     Net loss	             		     	          ( 5,502)	          	$ (66,505)
     Adjustments to reconcile net income
               to cash provided (used) by
               operating activities:
          Depreciation              		       129,150           		  110,134
          Gain on disposal of assets         ( 1,000)	        	 (  35,723)
          Changes in assets and liabilities
               Accounts and notes receivable ( 22,060)       		    27,168
               Inventories                   (419,521)	        	  216,512
               Prepaid expense and other
                 current assets             (  23,870)       		  ( 34,043)

               Other assets      		  	         18,976	        	  ( 12,761)
               Accounts payable               398,293		          (269,697)
               Accrued expenses                24,210	        	  (197,317)
	    Other liabilities			   	                  32,953        		  ________

     Cash provided (used)
     by operating activities		        	       131,629        		  (262,232)

Cash flows from investing activities:
     Proceeds from sale of assets               1,000		            98,860
     Additions to property and equipment    (  52,692)       		  (267,580)

Cash used by investing activities    	      (  51,692)       		  (168,720)

Cash flows from financing activities:
     Net borrowing (repayment)
          under line of credit  		   	      (  62,007)       		   181,841
     Principal repayment of long-term debt  (  46,215)      		  (  19,993)
     New long term note                          	0		             262,000
     Treasury shares repurchased		   	      (   1,140)            		0__

     Cash provided (used) by
          financing activities      		      ( 109,362)     	 	    423,848

Net decrease in cash        	   	   	       (  29,425)	     	   (   7,104)
Cash, beginning of period                      89,495      		      68,645

Cash, end of period             	   	       $  60,070        	   $ 61,541





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

(2)  Inventories.
Inventories are summarized as follows:

		                                          March 25,	         September 27,
                                        				1998               1997
Fabrication inventories:
   Raw materials		 		                       $   61,860       		$     74,501
   Work-in-progress                            318,580		            293,181

   Inventories, at FIFO cost                   380,440      		      367,682
   LIFO reserve                             (   50,538)           (  50,538)

   Inventories, at LIFO cost       	   	       329,902              317,144

Distribution inventories, at FIFO	    	      2,432,290	       	   2,025,527

Total inventories                    		      2,762,192            2,342,671

(3)  Short-term bank borrowings.

     The Company has $1,850,000 in bank credit lines which mature on May 1,
1999.  Interest is charged at the lenders prime rate plus .25%.   At March
25, 1997, the operating line was still priced under the prior loan agreement which carried interest at the rate of the lenders prime rate plus .325%, or 8.57%. Outstanding borrowings are collateralized by accounts receivable and inventories.

     The credit line agreement contains covenants under which the Company may not pay dividends in excess of 10% of annual net (after tax) profit, or enter into mergers, acquisitions or any major sales of assets or corporate reorganizations without prior consent of the bank. The Company is also required to maintain certain financial ratios concerning working capital and debt to equity, as well as a minimum net worth of $2,200,000.

(4)  Capital Stock.

      The Company conducted two tender offers which expired during the current fiscal year. The offers resulted in 1,008 shares being repurchased as treasury stock with a total cost to the Company of $1,140. The purpose of the tender offers was to buy out odd lot holders of stock with diminimus value which cost the Company more to service than the value of the stock held.

(5)  Federal Income Tax Expense

     As of March 25, 1998 and September 27, 1997, the Company has a deferred long term tax liability of $65,000 resulting primarily from the use of accelerated methods of depreciation of fixed assets and a deferred tax asset of $46,000 resulting from vacation accrual and bad debt allowance. A valuation allowance on the Company's deferred tax assets has been established to the extent the Company believes it is more likely than not that the deferred tax assets will not be realized.

     There were no extraordinary items to be reported for any of the above accounting periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     During the first six months of the current fiscal year, the Company's working capital decreased from approximately $1,885,000 at the end of the prior fiscal year to approximately $1,832,000 as of March 25, 1998. The 3% decline is primarily the result of debentures in the amount of $128,000 moving from long term to current liabilities. These debentures are due at the end of October 1998. The operating line is adequate to retire this debt and currently has an interest rate 1-1/4% lower than the rate carried by the debentures.

     On January 26, 1998 the Company converted the real estate loan from a variable rate loan to an 8-1/2% fixed rate loan for the 228 months remaining on the term.

     The Company is dependent on an operating line of credit, secured by accounts receivable and inventory, to meet its daily financial obligations. A $1.85 million operating line is currently in place through May 1, 1999.

Results of Operations.

Six Months Ended March 25, 1998

     Sales of approximately $6,570,000 for the six month period ended
March 25, 1998 are 8-1/2% higher than approximately $6,054,000 for the same six month period of the prior fiscal year. Gross margins, however, increased by less than 1/2% from approximately $1,581,000 for the first half of last year to approximately $1,587,000 during the same six month period of the current fiscal year. The steel service center sales represent approximately 87% of the total sales for the first six months of the current year compared to 80% for the first six months of the prior year. This reflects a 19% increase in the steel service center's sales volume over the first half of the prior year. Of that 19%, approximately
1/4 is the result of press brake work moving from the fabrication business to the steel service center business where there is a better fit. The remaining 3/4, or 14% is real sales growth. The fabrication business (contributing 13% and 20% of the total sales in the first six months of 1998 and 1997 respectively). After factoring out the shift of the press brake work experienced a sales decline of 24%. Since the business will experience gross margins from 10% to 20% higher as a percentage of sales then the distribution business, the increase in gross margins did not keep pace with the sales volume increase.

     Operating expenses at approximately $1,472,000 for the six month period ended March 25, 1998 were 7% lower than approximately $1,591,000 for the same period of the prior fiscal year. The $118,000 decrease was possible because the current fiscal year was not impacted by severe weather conditions, relocation of operations or nonproductive labor resulting from declining sales volume, as was the prior year.

     Interest expense, at approximately $150,000 for the six month period ended March 25, 1998 is 4% lower than approximately $157,000 for the same period of the prior year. The decrease was possible because of a slightly lower debt level during the first quarter and a lower interest rate on a real estate loan of approximately $1,911,000 during the second quarter of the current year.

     Other income at approximately $10,000 for the first six months of the current fiscal year compares to approximately $48,000 for the first half of the prior fiscal year. The decrease was anticipated as the prior year includes approximately $36,000 of gain on the disposal of surplus equipment. The surplus equipment was sold at the time of and immediately following the relocation of the fabrication business to its current location.

     The reduced operating costs for the first half of the year helped to reduce the size of the net loss to approximately $5,500 compared to a net loss of approximately $66,500 for the same period of the prior year.

Three Months Ended March 25, 1998

     Sales of approximately $3,341,000 for the second quarter of the current fiscal year are 10% higher than approximately $3,050,000 for the second quarter of the prior fiscal year. The steel service center business, which contributed 92% of the total sales for the three month period ended March 25, 1998, increased revenues by approximately 21% over the same period of the prior fiscal year when its sales represented 84% of the Company's sales. In October 1997 the press brake business was shifted from the fabrication business to the steel service center business. After eliminating the effect of the press brake business, the real increase in second quarter sales for the current year over the sales for same period of the prior year was 18%. The fabrication business represents 8% of the total sales for the second quarter of the current year and 16% for the same period of the prior year. After the same process of eliminating the effects of the business shift, the fabrication sales were down 40% in a comparison of sales for the three month period ended March 25, 1998 with sales for the three month period ended March 25, 1997. The decrease is the result of low demand in the Company's market area.

     Gross margins for the three month period ended March 25, 1998, at 25.1% of sales compared to 25.3% of sales for the same period of the prior fiscal year. With the higher volume of sales, gross margin dollars for the second quarter of the current fiscal year at approximately $839,000 exceed those of the prior year's second quarter at approximately $773,000 by 8-1/2%

     Operating expenses at approximately $734,000 for the three month period ended March 25, 1998 are 3% lower than approximately $760,000 for the same period of the prior fiscal year. The decrease is due primarily to the absence in the current year of some of the relocation related expenses that were present during the second quarter of last year. These expenses were mostly repair and maintenance on equipment that was unsettled in the relocation.

     Interest expense for the three month period ended March 25, 1998 at approximately $76,000 was only slightly lower than approximately $79,000 for the same period of the prior year The 4% decline was the result of a lower interest rate on a real estate loan.

     Higher sales volume and a lower expense load resulted in a net income of approximately $26,000 for the second quarter of the current year compared to a net loss of approximately the same amount for the three month period ended March 25, 1997.

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

     The company conducted two tender offers, one from August 1997 through October 15, 1997 and another from January 15, 1998 through March 15, 1998. These tender offers were made to holders of odd lot shares of 24 or fewer shares. As a result of the offers the Company purchased 1008 shares at a total cost of $1,140.

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


						THE COEUR D'ALENES COMPANY
								(Registrant)
Dated: April 29, 1998
						/s/ Marilyn A. Schroeder
						Marilyn A. Schroeder, Treasurer and
						Chief Financial Officer
						(Authorized Officer and Principal
						Accounting and Financial Officer)