Form 10-Q
period 1998-06-10
COEUR D ALENES CO /IA/
filed 1998-08-05
CIK 861502

US SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB
(Mark One)
[X]  	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
JUNE 25, 1998. TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
__________________    TO ________________.

Commission File Number   0-18353

 THE COEUR D'ALENES COMPANY
 (Exact name of registrant as specified in its charter)

Idaho                		               82-0109390
(State or other jurisdiction of    IRS Employer incorporation or
     Identification No.)                   organization)


      PO Box 2610,
  Spokane, Washington                  		     99220-2610
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

       5,352,553 shares of common stock, no par value, were outstanding as of June 30, 1998.

PART I.  FINANCIAL INFORMATION.

     Item 1.  Financial Statements.

     The condensed financial statements of The Coeur d'Alenes Company (sometimes referred to herein as the "Company") included herein have been prepared by the Company without audit or review by the Company's accountants pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary to a fair statement of the results of operations for the interim periods ended June 25, 1998 and June 25, 1997 have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in The Coeur d'Alenes Company's latest audited financial statements for the fiscal year ended September 27, 1997.

 Index of Financial Statements


Page
Consolidated Balance Sheets -
June 25, 1998 and September 27, 1997
3

Unaudited Consolidated Income Statements -
Six Months Ended June 25, 1998 and June 25, 1997		 	           4

Unaudited Consolidated Income Statements -
Three Months Ended June 25, 1998 and June 25, 1997             5

Unaudited Consolidated Statement of Cash Flows -
Six Months Ended June 25, 1998 and June 25, 1997  			          6

Condensed Notes to Unaudited Consolidated Financial Statement  7

THE COEUR D'ALENES COMPANY
CONSOLIDATED BALANCE SHEET
June 25, 1998 and September 27, 1997

                                       June 25, 	        September 27
   	                                    1998 		              1997
                                      (Unaudited)	         	(Audited)
ASSETS
Current Assets:
     Cash                         				$    32,657	          $
89,495
     Accounts receivable            			 1,478,666
	1,240,996
     Inventory                    	 			 3,125,215
2,342,671
     Other current assets   	   		         65,511                70,004
     Total current assets        		   	 4,702,049             3,743,166

Plant, Property and Equipment        		 4,822,634             4,735,715
     Less accumulated depreciation 		   1,540,632             1,400,291
     Net plant property and equipment	  3,282,002             3,335,424

Other assets                       		      54,389                73,365
Total assets                       		 	$8,038,440 	          $7,151,955

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Short term bank borrowings      		$  947,972	           $
833,656
     Accounts payable                   1,269,822               613,608
     Accrued expenses                     336,493        	      307,520
     Debentures payable to related
         parties	                         128,000
     Current amount on long-term debt	    103,663               103,663
         Total current liabilities      2,785,950 	           1,858,447

Long-term debt:
     Deferred tax liability        		      65,000
65,000
     Long term debt less current
          maturities                  	 2,390,409	            2,393,822
     Long term debt to related parties         0       		       128,000
          Total long term liabilities		 2,455,409             2,586,822
Total liabilities                       5,241,359	            4,445,269

Stockholders' Equity:
     Capital Stock       	              1,186,192	            1,186,192
     Retained earnings                	 1,615,829	            1,524,294
                                        2,802,021	            2,710,486
          Less Treasury Stock at cost       4,940                 3,800
          Total stockholders' equity    2,797,081             2,706,686
     Total liabilities and
          stockholders' equity         $8,038,440            $7,151,955

THE COEUR DALENES COMPANY
UNAUDITED CONSOLIDATED INCOME STATEMENT
 Nine Months Ended June 25, 1998 and June 25, 1997

                                      			  1998
1997
Net sales                    	         $10,488,212 	         $9,293,019

Cost of sales                        		  7,927,801
6,904,820

Gross profit on sales               	 	  2,560,411
2,388,199

Selling, general and administrative
     expenses			                      	  2,246,617
2,287,321

Operating income 		                  	     313,794
100,878

Other income (expense)
     Interest income               	        25,091
20,433
     Interest expense                   (  230,404)
(237,846)
     Other income                           36,810	    	         85,487

Total other expense	              			  (   168,503)
	      (131,926)

Income (loss) before income tax expense    145,291    		      (
31,048)

Income tax expense (benefit)	     	         53,757	    	       ( 11,488)

Net income (loss)                  		$      91,534           $ ( 19,560)

Earnings (loss) per share            $      0.02             $ (  0.00  )

     Shares outstanding              	   5,352,553
5,353,561


THE COEUR D'ALENES COMPANY
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
Three Months Ended June 25, 1998 and June 25, 1997

                                    			   	 1998
1997

Net sales                         			$3,918,292
	$3,239,065

Cost of sales                  		  	  2,945,030
2,431,820

Gross profit on sales            		     973,262
807,245

Selling, general and administrative
     expenses                     	     774,278	                 698,687


Operating income             	    	     198,984                  108,558

Other income (expense)
     Interest income    	       	         8,772
7,625
     Interest expense                   (80,522)	               ( 79,278)

     Other income        	       	       26,789
37,611

Total other expense         	    	      (44,961)         	      ( 34,042)

Income (loss) before income tax
     expense                     	      154,023	                  74,516

Income tax expense         	    	        56,988          	        27,571

Net income	                    			    $  97,034
$   46,945

Earnings per share         	  		      $    0.02          	    $
0.01

     Shares outstanding          		   5,352,553           	    5,353,561



THE COEUR D'ALENES COMPANY
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
Nine Months  Ended June 25, 1998 and June 25, 1997


                                              	 1998 	               1997
 Cash flows from operating activities:
     Net income (loss)		        	               91,534
(19,560)
     Adjustments to reconcile net income
               to cash provided (used) by
               operating activities:
          Depreciation                          194,909
164,884
          Gain on disposal of assets           (  1,000)	      	 (
35,723)
          Changes in assets and liabilities
               Accounts and notes receivable  ( 237,670)
56,196
               Inventories                    ( 782,544)
218,060
               Prepaid expense and other
                 current assets                   4,493       		  (
30,141)
               Other assets                    	 18,976	       	  (
8,761)
               Accounts payable                	656,214
(214,787)
               Accrued expenses                  28,973
(217,912)


     Cash used by operating activities		      (  26,115)
( 87,744)

Cash flows from investing activities:
     Proceeds from sale of assets   	             1,000
98,860
     Additions to property and equipment      ( 141,487)
(292,624)

Cash used by investing activities      	      ( 140,487)
(193,764)

Cash flows from financing activities:
     Purchase of Treasury shares    		        (   1,140)
(0)
     Net borrowing (repayment)
          under line of credit        		        114,316
5,248
     Principal repayment of long-term debt    (  70,412)		      (
42,404)
     New long term note			                       67,000
262,000

     Cash provided by financing activities      109,764    	 	    224,844

Net increase (decrease) in cash       	      (   56,838)   		   (
56,664)
Cash, beginning of period                        89,495
68,645

Cash, end of period                    	      $  32,657     		   $
11,981









THE COEUR D'ALENES COMPANY
CONDENSED NOTES TO UNAUDITED
CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies.

 Significant accounting policies followed for the six months ended June 25, 1998 are the same as those contained in the Summary of Significant Accounting Policies from the Company's audited financial statements as of September 27, 1997 and September 28, 1996.

(2)  Inventories.
Inventories are summarized as follows:

                                     June 25,	  	September 27,
                                  				1998
1997
Fabrication inventories:
   Raw materials	            	 	     $   44,515		$     74,501
   Work-in-progress                     217,759		     293,181

   Inventories, at FIFO cost            262,274		     367,682
LIFO reserve                         (   50,538)    (  50,538)

Inventories, at LIFO cost       	       211,736       317,144

Distribution inventories, at FIFO	    2,913,479		   2,025,527

Total inventories                	    3,125,215     2,342,671

(3)  Short-term bank borrowings.

     The Company has $1,850,000 in bank credit lines which mature on May 1, 1999. Interest is charged at the lenders prime rate plus .25%, 8.75% at June 25, 1998. Outstanding borrowings are collateralized by accounts receivable and inventories.

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

(4)  Capital Stock.

      The Company conducted two tender offers which expired during the current fiscal year. The offers resulted in 1,008 shares being repurchased as treasury stock with a total cost to the Company of $1,140. The purpose of the tender offers was to buy out odd lot holders of stock with diminimus value which cost the Company more to service than the value of the stock held. A third tender offer is currently open for holders of 49 or fewer shares. The offer will expire on August 31, 1998 unless extended by the Company. The total cost to repurchase the stock is expected to be less than $4,000.

(5)  Federal Income Tax Expense

     As of June 25, 1998 and September 27, 1997, the Company has a deferred long term tax liability of $65,000 resulting primarily from the use of accelerated methods of depreciation of fixed assets and a deferred tax asset of $46,000 resulting from vacation accrual and bad debt allowance. A valuation allowance on the Company's deferred tax assets has been established to the extent the Company believes it is more likely than not that the deferred tax assets will not be realized.

     There were no extraordinary items to be reported for any of the above accounting periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

	During the first nine months of the current fiscal year, the Company's working capital has increased slightly from approximately $1,885,000 at the end of the prior fiscal year to approximately $1,916,000 as of June 25, 1998. The 2% improvement is the result of operating profits retained in the Company to help finance accounts receivable and inventory growth.

	The Company has debentures in the amount of $128,000 that will mature on October 31, 1998. These debentures are convertible to common stock at the rate of $0.20 per share, however, any that have not converted by October 31 will be repaid. The operating line is adequate to retire this debt and currently has an interest rate _% lower than the rate carried by the debentures.

	On January 26, 1998 the Company converted the real estate loan from a variable rate loan to an 8-1/2% fixed rate loan for the 228 months that remained on the term of the loan.

	The Company is dependent on an operating line of credit, secured by accounts receivable and inventories, to meet its daily financial obligations. A $1.85 million operating line is currently in place through May 1, 1999.


Results of Operations:

Nine Months Ended June 25, 1998

	Sales of approximately $10,488,000 for the nine-month period ended
June 25, 1998 are 13% higher than approximately $9,293,000 for the same nine-month period of the prior fiscal year. The steel service center sales represent approximately 85% of the total sales for the first nine months of the current year compared to 82% for the first nine months of the prior fiscal year. This represents a 17% increase in the steel service center's sales volume over the first nine months of last year. Of the 17%, approximately one-third is the result of the press brake work being performed by the steel service business during the current year whereas historically it has been done by the fabrication business. The change was made because the customer base and the type of required processing more closely fit with the distribution business than the fabrication business. The remaining two thirds, or 12%, is real sales growth. After factoring out the shift of the press brake business, the fabrication business (contributing 15% and 18% of the total sales in the first nine months of 1998 and 1997 respectively) experienced a sales increase of 10%. The increase in fabrication sales volume was achieved despite a sales decline during the first two quarters of the current fiscal year.

   	Gross margins for the first nine months of the current year exceed the gross margins for the same period of time during the prior year by approximately $172,000, but as a percentage of net sales the current year's results were 1.3 percentage points lower. The percentage point decline is primarily the result of the fabrication business that was unable to attract the higher margin work that was available during the prior fiscal year. As a result, the fabrication gross margins declined by 8 percentage points. The increased sales volume, however, helped to make up some of the shortfall.

	Operating expenses at approximately $2,247,000 for the nine month period ended June 25, 2998 were 2% lower than approximately $2,287,000 for the nine-month period ended June 25, 1997. The decline was possible, as the current year was not plagued by the severe weather conditions and equipment repairs that were reflected in the results of operation during the 1996/97 fiscal year. The expense load for the current year does include the cost of moving the distribution business' plate inventory to be closer to the processing equipment through which much of it passes. The move eliminated a costly transfer problem to get the material from one building to the equipment location in another building. The change will make the operation more efficient going forward.

  	Interest expense at approximately $230,000 for the nine-month period ended June 25, 1998 is 3% lower than approximately $238,000 for the same nine-month period of the prior fiscal year. Slightly lower interest rates in the current fiscal year resulted in lower interest expense despite a higher level of borrowing.

   	Other income at approximately $37,000 is 58% lower than approximately $85,000 for the same period of the prior fiscal year. The decline is primarily the result of the prior year figures being reflective of gain on the sale of a lot of surplus equipment which was disposed of at an auction just after the fabrication business moved out of the Spokane Industrial Park during the summer and fall of 1996.

   	Higher sales and gross margins for the first nine months of the current fiscal year compared to the first nine months of the prior fiscal year along with a reduced expense load resulted in an after tax net income of $91,534 compared to a net loss of $19,560.


Three months ended June 25, 1998

	Sales of approximately $3,918,000 for the three-month period ended June 25, 1998 were approximately 21% higher than the same three-month period of the prior fiscal year. The increase was primarily the result of some large fabrication work during the current third quarter, which was not available the prior year. The sales volume for the fabrication business during its current year third quarter was 117% higher than the third quarter of the prior fiscal year. During the three months of the current year's third quarter the steel service center business represented 81% of the total sales and the fabrication business accounted for the remaining 19%. This compares to 87% and 13% respectively for the same period of the prior fiscal year. The steel service center business also posted a sales volume increase for the three months ended June 25, 1998 over the three-month period ended June 25, 1997.

	Gross margins for the three-month period ended June 25, 1997, at 24.8% of sales were 21% higher than the gross margins for the third quarter of the prior fiscal year which were also at 24.8% of sales. The increase is the direct result of the sales volume increase.

	Operating expenses, at approximately $774,000 for the three-month period ended June 25, 1998 are 11% higher than approximately $699,000 for the same period of the prior fiscal year. The increase was related to the sales volume increase and is reflected in labor costs, supplies, repairs and delivery as well as other volume sensitive variable expenses. As a percent of sales, the operating expense for third quarter of the current year is 19.8% compared to 21.6% for the period ended June 25, 1997.

  	Interest expense for the third quarter of the current year exceeds that of the third quarter of the prior year by only 2%. The slight increase is the result of a combination of higher debt levels and lower interest rates. New long-term debt was incurred during the fourth quarter of the fiscal year ended in September 1997 in the amount of $195,000 and during the third quarter of the current fiscal year in the amount of $67,000. The proceeds from these two loans were used to purchase new equipment.

	Higher sales volume and gross margins for the third quarter of the current fiscal year resulted in an increase in net income of approximately 107% over the third quarter of the prior fiscal year. The earnings per share were $0.02 compared to $0.01 for the prior year.


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

     	The company conducted two tender offers, one from August 1997 through October 15, 1997 and another from January 15, 1998 through June 15, 1998. These tender offers were made to holders of odd lot shares of 24 or fewer shares. As a result of the offers the Company purchased 1008 shares at a total cost of $1,140. Another tender offer is currently open for all holders of 49 or fewer shares. The offer will expire on August 31, 1998 unless extended by the Company. At this time it is the Company's intention to extend the offer. The total cost to repurchase the stock is expected to be less than $4,000.

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


					THE COEUR D'ALENES COMPANY
							(Registrant)
Dated: April 29, 1998
					/s/ Marilyn A. Schroeder
					Marilyn A. Schroeder, Vice-President
					Treasurer and Chief Financial Officer
					(Authorized Officer and Principal
					Accounting and Financial Officer)