Form 10KSB
period 1998-09-26
COEUR D ALENES CO /IA/
filed 1998-12-22
CIK 861502

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 26, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [ NO FEE REQUIRED ] for the transition period from _____________ to _____________.


Commission file number 0-18353

THE COEUR D'ALENES Company
     Idaho                                 82-0109390
(State or other jurisdiction of        (I.R.S. Employer
incorporation or organization)         Identification No.)
PO Box 2610
Spokane, Washington                          99220-2610
(Address of principal executive offices)     (Zip Code)
(509) 924-6363
(Registrant's telephone number including area code)
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None
===========================================================
Name of each exchange
Title of each class on which registered

-----------------------------------------------------------
Common stock, no par value

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to such filing requirements for
at least the past 90 days.  Yes  X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year: $14,368,061

The aggregate market value of the voting stock of the registrant held by non affiliates cannot be readily determined because there is no established public trading market for such stock.

Shares outstanding as of December 2, 1998: 5,349,478
No documents incorporated by reference herein.
ITEM 1.   DESCRIPTION OF BUSINESS.

(a)       GENERAL DEVELOPMENT OF BUSINESS.
The Coeur d'Alenes Company was first established as J. R. Marks & Co., in Murray, Idaho during the gold rush of 1884 as a supply house for miners.
By 1886, there were five stores in North Idaho. In 1889, they became part of Holley, Mason, Marks & Company of Spokane, Washington. In 1892, the five North Idaho stores were spun off by a group (including an original owner) and incorporated under the name of The Coeur d'Alene Hardware Co. In 1913, the major shareholders of Coeur d'Alene Ironworks put the assets of both companies together, and the resulting Company was incorporated under the name of Coeur d'Alene Hardware and Foundry Company. In 1959, Coeur d'Alene Hardware and Foundry Company changed its name to The Coeur d'Alenes Company. In February 1993, The Coeur d'Alenes Company merged with and into an inactive mining company, Conjecture, Inc. ("Conjecture"), with Conjecture being the surviving corporation but changing its name to The Coeur d'Alenes Company ("Cd'A" or the "Company") immediately following the merger. Conjecture was incorporated in 1954 under the original name Conjecture Mines, Inc., but changed its name to Conjecture, Inc. in 1989. Cd'A, together with its wholly-owned subsidiary Union Iron Works, Inc. of Spokane (dba Cd'A Stock Steel), is engaged in the business of the distribution, processing and fabrication of steel, other metals and related products. In early 1993 Conjecture's unpatented mining claims lapsed and, since the merger, Cd'A has sold Conjecture's remaining patented mining claims. As a result, Cd'A is no longer involved in the mining business on even an inactive basis. As part of its strategic plan, Cd'A has implemented various changes over the years in order to shift its business emphasis and focus away from higher volume, lower margin business
(involving a lesser value added component in the form of fabrication, processing or other services) and more towards a lower volume, higher margin business (involving a greater value added component in the form of fabrication, processing, delivery or other services). As a result of these changes, a significant amount of Cd'A's revenue is currently generated by the value added and service aspects of this business. In October 1993, Cd'A made a significant acquisition of assets when it purchased property for distribution operations for approximately $1,150,000, with the seller providing most of the financing. During September, 1995, construction began on a new facility at the same location to house the fabrication and processing business. A construction loan from the Seafirst bank in the amount of $1,678,728 was used to pay off the seller provided financing and provide 75 percent of the cost of construction. In September 1996, the facility was complete and the business relocated. During August, 1996, construction began to remodel and enlarge the office space located on the same property. The total cost was approximately $262,000. The project was completed December 1996. See Items 2 and 6.

(b)  NARRATIVE DESCRIPTION OF BUSINESS.
Cd'A is based in Spokane, Washington and conducts its operations in two separate facilities located at 3900 E. Broadway in Spokane, Washington. The fabrication and processing operations generally consist of the custom production of finished metal structures or products (or components thereof) in accordance with a customer's specifications. The fabrication and processing operations include activities such as cutting, bending, drilling, riveting, welding, assembling. The items produced by the fabrication and processing operations vary depending upon the nature of a customer's order, but in the past have included such items as baghouses (which trap emissions from factories or other manufacturing facilities), crucibles, potshells and liners for aluminum, magnesium or other metal producers, slurry impellers for industry and structural metal supports for highway signs. The distribution operations generally consist of the resale of stock metal materials purchased from mills with further processing or other services, such as cutting, bending, burning, or sawing stock metal materials to a customer's specifications (component parts) or delivery to a customer's location. Metal materials in various types, grades, shapes and sizes are sold by the distribution operations, including such items as beams, bars, plates, sheets, angles, tubes, pipes, gratings and decorative iron. The distribution operations are referred to in the industry and sometimes referred to herein as a steel service center.
      Cd'A is not dependent on a single supplier or a small number of suppliers. Over time, it has purchased from domestic mills, foreign mills or a combination thereof, depending upon mill prices, transportation costs and foreign currency exchange rates.
    	Cd'A's customers are primarily industrial in nature. Although the mix of Cd'A's customers varies over time, a substantial portion of Cd'A's sales in the recent past has been to customers engaged in the agriculture, lumber, construction, mining, metal producing, or other manufacturing industries.
Since there is turnover among Cd'A's customers (especially in the fabrication and processing business which is on a job to job basis and often involves relatively large jobs), over any given period, the business of a few customers may represent a significant portion of Cd'A's business.
In fiscal 1998, no single customer contributed business in excess of 10% of total net sales. In fiscal 1997 one customer amounted to 12% total sales.
The loss of this large customer could have a significant adverse effect on the immediate business of Cd'A especially in those situations where it resulted in the loss of large fabrication and processing jobs which had already been awarded to Cd'A. The turnover among customers, however, means that any such adverse effect on the business of Cd'A over the longer term will be more attenuated. Nonetheless, it is still important for Cd'A to retain any such large customers.
    The primary market area served by Cd'A is the Pacific Northwest.
Although the market area also fluctuates somewhat over time, currently the biggest market area in terms of sales is the Inland Northwest (Eastern Washington, Northern Idaho, Northeastern Oregon and Western Montana). The geographical market area of Cd'A is somewhat constrained by high relative transportation costs associated with delivery to customers of products it sells. The transportation cost component, however, is a more significant factor for the steel service center operations than for the fabrication and processing operations because of the higher value added component and potential for higher margins in the fabrication and processing business. Cd'A markets its products throughout the Inland Northwest through sales representatives who cover this territory.
   Cd'A's steel service center business faces stiff competition, both from other steel service centers (mainly those located in or near Cd'A's market area due to transportation costs) and, for larger orders not requiring additional processing or other services, from the mills themselves (not necessarily limited to those located in or near Cd'A's market area since transportation costs from the mill to Cd'A and from Cd'A to the customer may be approximately the same as transportation costs from the mill directly to the customer). Cd'A's fabrication and processing business also faces stiff competition from other fabrication and processing businesses, primarily those located in the West and Midwest but also to a lesser but recently increased extent, those located in other areas of the United States. Again, transportation costs somewhat constrain the size of the geographical market area for competing fabrication and processing operations, although as mentioned above this is a less significant factor than for steel service center operations. Relatively high transportation costs have not had and are not anticipated to have, a significant impact on Cd'A's operations because, as mentioned above, the competition in the area generally is faced with the same costs. In addition, to the extent that the fabrication and processing business market has been in Western Washington where much of the competition is located, the cost of living and therefore labor rate differentials generally were enough to offset the higher transportation cost of Cd'A.
   Cd'A's steel service center business has larger working capital requirements than the fabrication and processing business. Cd'A is required to carry significant amounts of inventory (generally three to four months worth) in the steel service center business in order to provide just-in-time delivery for its customers. Although Cd'A provides rights to return materials, materials returned to Cd'A after sale for reasons other than quality of product or service are subject to a restocking charge. Cd'A experiences a very limited amount of returned goods. Customer payment terms are primarily net 30 days. Ten day payment discounts are offered to some customers. The fabrication and processing business requires much smaller working capital for work in process inventory.
   Both the steel service center business and the fabrication and processing business are dependent on local, regional and, to a lesser extent, national economic conditions. The cyclical nature of these businesses makes it necessary for Cd'A to constantly watch the economic indicators in order to adjust capacity and inventory appropriately. Failure to anticipate a downturn or upturn can have a negative effect on earnings and cash flows because capacity and inventory may be too high in a downturn resulting in a higher cost structure and increased cash flow pressures and too low in an upturn resulting in lost sales.
   Cd'A has generally not experienced a material seasonal effect on its business. The company's two major areas of business, steel distribution and steel fabrication and processing are somewhat counter cyclical.
   Cd'A has no material patents, trademarks, licenses, franchises, concessions or royalty agreements. Cd'A fabrication and processing business had a labor contract with Ironworkers Local #506 which expired August 1995.
The Company continued to apply the terms and conditions of the expired contract while attempting to negotiate a new, mutually agreeable contract.
In December 1996 the employees who were members of the Ironworkers union elected to decertify and are no longer covered by a labor contract.
Cd'A also had a labor contract with Teamsters Local #582 which expired in April 1995. Following the Ironworkers decertification, in June 1997 the Teamsters Local #582 disclaimed recognition of a bargaining unit at Cd'A.
There are currently no employees covered by a labor contract.
  Various environmental laws and regulations apply to Cd'A's operations.
Cd'A is not aware of any environmental law or regulation claim by any governmental authority or regulatory body with which it has not complied.
At this time, it is not expected that federal, state or local environmental laws or regulations will have a material adverse effect on the capital expenditures, earnings or competitive position of Cd'A. Cd'A has not made any material capital expenditures for environmental control facilities during the current or prior two fiscal years, nor is it currently anticipated that Cd'A will make any material capital expenditures for environmental control facilities during the next fiscal year.
	Cd'A is not aware of any existing or probable governmental regulations which would have a material adverse effect on Cd'A's business.
	Cd'A currently has 72 total employees (55 in the steel service center business and 17 in the fabrication and processing business).

ITEM 2.   DESCRIPTION OF PROPERTY.
Cd'A conducts its operations out of two facilities located at 3900 E Broadway in Spokane WA. The building is approximately 42,150 square feet for a total of approximately 84,300 sq ft. The fabrication and processing business occupies approximately 20,000 square feet in the most recently constructed building, with the steel service center business occupying the remaining
64,300 square feet. The property was purchased by Cd'A in October 1993 with approximately 45,000 square feet of building including approximately 3,000 square feet of office space. An additional 42,150 square foot facility was added during the fiscal year ended September 1996. During the first quarter of the fiscal year ended September 1997, an additional 3,050 sq. ft.
of office space was added to the existing office space. The Company believes its facilities are suitable and adequate to meet its current needs.
	The facilities have a first lien in favor of a bank securing a promissory note in the amount of approximately $1,890,000 as of September 26, 1998 and a second lien in favor of the holders of convertible debentures in the amount of $128,000. See item 5 and 6.

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


PART II

ITEM 5.   MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS.

    (a) MARKET FOR COMMON STOCK. Although the common stock of Cd'A, having no par value, is traded on the over-the-counter market based in Spokane, Washington, there is currently no established public trading market for Cd'A Common Stock. Since July 1, 1993, Cd'A Common Stock has been traded on this over-the-counter market, with the primary basis consisting of limited quotations by Sandberg Securities and Empire Securities, two securities broker-dealers based in Spokane, Washington. The range of high bid and low bid quotations for Cd'A Common Stock, by quarters, for the period beginning October 1, 1996 through September 30, 1998 are set forth in dollars per share below:

                         		1998               1997
                           	High - Low   		High - Low

July 1 - September 30      $.28 - $.28     $.20 - $.20
April 1 - June 30          $.28 - $.20     $.20 - $.20
January 1 - March 31       $.20 - $.20     $.20 - $.17
October 1 - December 31    $.20 - $.20     $.17 - $.15

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

(b)  	HOLDERS.  As of December 2, 1998, there were approximately 996 holders of record of Cd'A Common Stock.

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

LIQUIDITY AND CAPITAL RESOURCES
   The Company anticipates that it will continue operating the steel distribution business much as it has for the past two years during the twelve-month period beginning September 27, 1998 and ending September 25,
1999.  Gross margins as a percent of sales are likely to be somewhat lower than for the year just ended. Rapidly declining inventory replacement costs along with weakening demand will create a downward pressure on revenues. The economic climate will likely prevent sales growth in the distribution business during the current year. The demand for fabricated product appears strong at the present time, however the market is difficult to gage further than six months into the future.  During October 1993, the Company purchased the real estate occupied by the Steel Service Center business and sold convertible debentures in a private placement in order to raise the down payment. The purchase price of the property was $1,150,000. The convertible debenture offering was for $250,000 with $200,000 used for the down payment and $50,000 used to purchase computer hardware.  The debentures were due
October 31, 1998, but the initial term has been extended for one year through October 31, 1999.  The interest rate during the initial term was
9-1/4% but has been reduced to 8-3/4% for the period of the extension. The debentures allowed the holder to convert in whole or in part to Cd'A Common stock after October 31, 1994. The initial conversion price was $.125 per share of Cd'A common stock.  On November 1 in each of 1995, 1996 and 1997, the conversion price was increased by an amount equal to 20% of the initial conversion price. On October 30, 1995, $122,000 of the debentures were converted at the initial conversion price of $.125 per share resulting in 976,000 additional shares of common stock issued and outstanding. The conversion price for the period of the extension is $.28 per share. The
Company may, at its option, call any or all of the outstanding debentures for redemption. The debentures are secured by a second lien on the real
estate. 	During September 1995, the Company began construction on an
additional facility located on the property next to the steel service center.  The Company obtained a construction loan from a bank which was used to finance the construction and repay the remaining balance on the loan existing at that time.  The construction loan was converted to a permanent loan with a twenty year amortization period and a ten year balloon payment. The agreement allowed the Company to fix the rate at any time during the life of the loan.  In February, 1998 the Company chose to fix the rate at 8-1/2%.  The loan is secured with a first lien on the property.
	In September, 1997 the Company borrowed funds to purchase a new 1/2"x12' Cincinnati shear. A bank has provided the financing with a $250,000 equipment loan. The interest rate is 8.625%. During the current year the Company plans to replace some additional worn out equipment. The bank has provided an additional loan in the amount of $150,000 to cover 80% of the acquisition price. The interest rate is also 1/2% over the bank's prime rate.  The amount advanced on the note as of September 26, 1998 was $12,000.
The loan requires interest only payments until April 1999, at which time it can be converted to a long-term note with a 5-year amortization. It is the Company's intention to convert the note to a long-term note. Cd'A plans to continue to expend research and development funds to market a tarping system used on flat bed trailers. After several revisions to the initial concept, the Company is ready to market and manufacture these custom tarps.
The financing for the project will come from internally generated funds.
	In fiscal 1998, the Company financed its operations primarily with cash flows from operating activities. During the year ended September 26, 1998, cash decreased by approximately $50,000.  The Company's cash flows provided by operating activities were approximately $220,000 in fiscal 1998 and approximately $45,000 in fiscal 1997. Cash flows provided by operating activities in fiscal 1998 were primarily impacted by net income of $251,000, adjusted by depreciation of $219,000, an increase in accounts payable and accrued expenses of $65,000 and reduced by increases in accounts receivable and inventories in the amounts of $165,000 and $211,000 respectively. Cash flows provided by operating activities in fiscal 1997 primarily consisted of net income of $125,000, adjusted by depreciation of $200,000 as well as a decrease in inventories of $446,000 which resulted in reductions in accounts payables of $433,000.
	Cash flows used by investing activities of $242,000 during fiscal 1998 consisted of $245,000 in additions to property and equipment. Cash flows used in investing activities of $385,000 during fiscal 1997 consisted of $525,000 in additions to property and equipment, partially offset by proceeds from equipment sales of $140,000.
	Working capital at September 26, 1998 of approximately $2,102,000 increased by
approximately $217,000 over $1,885,000 for the prior year. The increase is primarily the result of net income for the year invested in accounts
receivable and increased levels of inventory.	Cd'A is very dependent on
external sources of funding in the forms of operating lines of credit and long term property and equipment loans. As of the end of the fiscal year ended in September 26, 1998, Cd'A has an operating line of credit in the amount of $1,850,000 with a bank. The interest rate is the bank's prime rate plus 1/4%. The operating line expires May 1, 1999. In the event that it is not possible to renew the operating line, it would be necessary for Cd'A to raise capital through stock issuances, bond sales or other available means. Management, however, does not anticipate a significant problem in renewing the operating line next April on substantially the same terms and conditions as the current line.

NEW ACCOUNTING PRONOUNCEMENTS
	In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which requires the disclosure of comprehensive income and requires the presentation of a reconciliation for net income to the change in equity of the business during the year arising due to transactions
from nonowner sources.   SFAS No. 130 is effective for financial statements
for periods beginning after December 15, 1997.
	In June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise" and establishes standards for the way that public companies report information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated.
	In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosure About Pensions and Other Postretirement Benefits," which standardizes the disclosure requirements for pension and other postretirement benefits. SFAS
No. 132 is effective for financial statement periods beginning after December
15, 1997.
	In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition (i) the change in fair value of the hedged asset or liability that is attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for financial statement periods beginning after June 15, 1999.
	In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," which effectively changes the way mortgage banking firms account for certain securities and other interests they retain after securitizing mortgage loans that were held for sale. SFAS No. 134 is effective for financial statement periods beginning after December 15, 1998.
	None of the foregoing pronouncements is expected to have a material effect on the Company's reported operating results or on its financial statement presentation.

YEAR 2000 COMPLIANCE

    	The Company has reviewed its business and processing systems and determined that the majority of the systems are already year 2000 compliant. The Company is making inquiries of customers and suppliers on which the operations of the business are critically dependent to determine their year 2000 readiness. An analysis of the responses received so far indicates substantial compliance with year 2000 issues, so that any effect based on a third party's noncompliance is not expected to be material.

RESULTS OF OPERATIONS

	The following table sets forth for the periods indicated the percentage of revenues represented by certain items reflected in the Company's statements of income:
					                         Year Ended
                              September
					                 	26, 1998     27, 1997
Net Sales				   	      100.00%       100.00%
Cost of Sales				       74.62%	       73.86%
Gross Profit				        25.38%	       26.14%
Selling, General &
Administrative Expense	 21.20%     		 23.43%
Operating Income				     4.18%      	  2.71%
Interest Income				       .26%      	   .21%
Interest Expense		   		 (2.10)%	    	 (2.35)%
Other Income				          .18%          .83%
Income Before
       Income Taxes	  	  2.52%	     	  1.40%
Income Tax Expense			      77%          .43%
Net Income				        	  1.75%	         .97%



Fiscal 1998 Compared To Fiscal 1997
	Net sales increased 12% to $14,368,000 in fiscal 1998 from $12,859,000 in fiscal 1997. The sales increase was contributed equally by the fabrication business and the distribution business with each experiencing approximately a 12% sales growth.  At the beginning of fiscal 1997, the press brake operation was transferred from the fabrication business to the distribution business where the service could be provided by the same business that holds the inventory. The sales growth indicated by business has factored out the affect of the realignment. The fabrication business sales of $2,331,000 represented 16% of the total Company's sales and the distribution sales of $12,037,000 represented the remaining 84%. Comparable figures for fiscal
1997 are fabrication sales of $2,102,000 at 16% of total sales and distribution sales of $10,757,000 representing 84% of total sales.  In order to facilitate this comparison, $237,000 in sales have been reclassified as distribution sales that were formerly included with the fabrication business. This is the only comparison that can benefit from this kind of a reclassification as the costs associated with the press brake work in fiscal
1997 cannot be separately identified.  Cost of sales as a percentage of net sales for fiscal 1998 at 75% of sales is comparable to 74% for fiscal
1997.  The result is actually a combination of a 1 percentage point decline in the cost of sales percent of the distribution business along with a 3 percentage point increase for the fabrication business. Cost of sales for the distribution business was 74% for fiscal 1998 and 75% for fiscal 1997.
Cost of sales for the fabrication business was 70% for fiscal 1998 and 67%
for fiscal 1997.  Historically the fabrication business is able to achieve higher gross margins than the distribution business because the value added component is larger.
  	Selling, general and administrative expenses increased by approximately $33,000 during fiscal 1998 compared to fiscal 1997. The increase of 1%
reflects the result of a reorganization in the shop to accommodate the shift of the press brake work to the distribution business.  As a percentage of sales, the total selling general and administrative expenses declined to 21%
of sales in fiscal 1998 from 23% of sales in fiscal 1997.
	Interest expense at $302,000 during fiscal 1998 was only slightly higher than $301,000 for fiscal 1997. Principal payments on long-term debt were $102,000 and new long-term borrowings were $67,000. The operating line of credit had a slightly higher average interest rate than the prior year but the average balance outstanding was lower.  The net result was approximately the same interest expense for fiscal 1998 as fiscal 1997.
	Other income decreased from a level of $106,000 in fiscal 1997 to $26,000 in fiscal 1998. The decrease is primarily the result of two factors. An auction of surplus equipment in fiscal 1997 generated a $50,000 gain. In addition, the Company participates in a retrospective rating plan for
Industrial Insurance coverage and the return for fiscal 1997 was approximately $10,000 higher than in fiscal 1998.
	Income tax expense of $110,000 for fiscal 1998 compares to $55,000 for fiscal 1997. The effective tax rate for both years was 30%.
	At September 26, 1998, the Company had a deferred long term tax liability of $120,000 resulting primarily from the use of accelerated methods of depreciation of fixed assets offset slightly by a long term tax asset due to a net operating loss carryover.  A valuation allowance has been established to the extent the Company believes it is more likely than not that the net
operating loss tax advantage will not be realized.   The Company also has a
short term deferred tax asset of $56,000 resulting from vacation accrual and allowance for bad debts.
	Various factors discussed above resulted in a net income for the fiscal year ended in September 1998 of $251,000 compared to $125,000 for the year ended in September 1997.

ISSUES, OUTLOOKS AND UNCERTAINTIES

	During the past several years, Cd'A has made significant changes in the structure of its operations in response to changing market conditions:
the shift in business emphasis to include more value added processes, physical reorganization along business lines - most recently to move the press brake business to the distribution line of business, continuous upgrade of equipment and replacement of leased premises with owned premises. The recent move of the fabrication business has allowed the Company to take advantage of the counter cyclical nature of the two business lines without requiring duplicate handling and overhead necessitated by the distance which separated the two businesses. It also allows each of the businesses to a limited extent, to expand and contract of the amount of space required according to market conditions. Management believes that the market for the distribution business in fiscal 1999 will be significantly weaker than for the year just ended. The fabrication business should be stronger. Continuously declining replacement costs for inventories will have a negative affect on gross margins and profitability due to decreases in selling prices. The fabrication business in continuing to develop its market niche and working to expand its customer base. The near term outlook is good for the fabrication business. In order to diversify a little further, the fabrication business is now a dealer for Demag cranes. The income generated to date on this venture is small but the potential for the future is good.

ITEM 7.   CONSOLIDATED FINANCIAL STATEMENTS.

     See the Consolidated Financial Statements beginning on page 19.

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

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

(The balance of this page has been intentionally left blank)

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

(a) DIRECTORS AND EXECUTIVE OFFICERS. THE FOLLOWING TABLE SETS FORTH THE DIRECTORS AND EXECUTIVE OFFICERS OF CD'A.

Name	             				    Age	 Position
Commenced
                                                  Period of

                                                  Service

Jimmie T.G. Coulson 		    65	  Director,		        Jan. 1976
6203 S. Corkery Ext. Rd.      	President,		       Jan. 1982
Spokane, WA  99223			          Chief Exec Off.	   Jan. 1982

Marilyn A. Schroeder     	47  	Director, 	       	Dec. 1991
N. 15406 Lloyd Lane           	Treasurer,	       	Jan. 1982
Mead, WA  99021               	Chief Fin Off.	    Jan. 1982
                              	Secretary        		May  1994

Wendell J. Satre        		80  	Director	         	Mar. 1989
39 W. 33rd
Spokane, WA  99203

Robert Shanewise, M.D.   	76  	Director    	     	Mar. 1989
921 W. Comstock Ct.
Spokane, WA  99203

Lawrence A. Stanley     		70  	Director	         	Feb. 1997
311 W. 32nd Ave.
Spokane WA  99203

Lawrence A. Coulson	     	40  	Vice-President     Jan. 1990
5611 S. Corkery Road
Spokane WA  99223

Joel E. Simpson        			41	Vice-President       Aug. 1995
1306 E. Sara Lane
Spokane WA  99223

Mr. Coulson has been a director of Cd'A since January 1976 and president and chief executive officer of Cd'A since January 1982. He is also a director and president of Union Iron Works, Inc., of Spokane (dba Cd'A Stock Steel), which is a wholly-owned subsidiary of Cd'A. Mr. Coulson also is a director of Inland Northwest Bank, a publicly-held bank based in Spokane, Washington. He served the Steel Service Center Institute governmental affairs committee as a past chairman.
  Ms. Schroeder has been treasurer and chief financial officer of Cd'A since January 1982, a director of Cd'A since December 1991 and secretary from May 1994 through February 1998 and Vice-President since February 1998. She also serves as a member of the board of directors of Associated Industries of the Inland Northwest.
  Mr. Satre has been a director of Cd'A since March 1989. He is a retired chairman and CEO of Washington Water Power. He also is a director and chairman of Output Technology Corporation, president and chairman of the Board of Directors of Consolidated Electronics, Inc. and a director of Key Tronic Corporation where he served as acting president from August 1991 to March 1992.
  Dr. Shanewise has been a director of Cd'A since March 1989. Dr. Shanewise has been an orthopedic surgeon for Orthopedic Associates, Inc., from 1955 to present. He also was a director of Conjecture from 1979 to February 1993 and president of Conjecture from 1987 to the merger date of February 2, 1993 with The Coeur d'Alenes Company. Dr. Shanewise is owner of Moran Vista Assisted Living Facility.
 	Lawrence A. Stanley is currently CEO of Empire Bolt and Screw, Inc.; a Director of Washington Water Power Company; Output Technology Corporation, a manufacturer of high speed printers for industry; and CXT, Inc. a prestressed concrete manufacturer. He is past Chairman of the Association of Washington Businesses and the Spokane Area Chamber of Commerce.
	Lawrence Coulson has been the General Manager at Stock Steel since
September
1986 and a Vice-President since January 1990. Lawrence is a certified credit executive (C.C.E.) and Director of the National Association of Credit Management Inland Northwest. Lawrence is also a past President of the Spokane Chapter of the Steel Service Center Institute. Lawrence has a
Masters Degree in Business Administration from Gonzaga University.
	Joel E. Simpson has been employed at The Coeur d'Alenes Company since
1979.
Joel became Merchandise Manager in 1985, Steel Service Center Manager in
1988, General Manager of the Industrial Fabrication Division in 1993 and Vice-President of Cd'A in 1995. He served as President of the Steel Service Center Institute, Spokane chapter from 1989 to 1992 and is currently on the Spokane Economic Development Council's Workforce Development Committee.
Joel has an MBA degree from City University.
  Each of the directors of Cd'A serve until his or her successor is duly elected at the next annual shareholder meeting of Cd'A or until his or her earlier resignation, removal or death.

(b) COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT.
Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company with respect to the last fiscal year, Cd'A is not aware of any failure to file any of such Forms during the last fiscal year or prior years by any person who, at any time during the last fiscal year, was a director, officer, or a beneficial owner of more than 10% of the shares of Cd'A Common Stock.

ITEM 10.   EXECUTIVE COMPENSATION.
Name & Principal		                  Other Annual
Position         Yr 	  Salary*      Compensation     	Bonus
	Total
Jimmie Coulson   98	   $109,197**         0	          $ 7,200   $116,397
President, CEO 	 97    $102,577**         0		             0     $102,577
            		 	 96    $102,088**	        0	          $52,716   $154,804
*  Based upon salaries paid or accrued during fiscal years ended September
26, 1998, September 27,1997 and September 28, 1996.  There are no employees other than the CEO who receive compensation in excess of $100,000 annually.
**  Includes contribution to employee profit-sharing and 401(k) plan  ("the plan") of $1,785 in 1998 and $2,054 in 1997 and $2,016 in 1996.  The plan is qualified under Section 401 and 501 of the Internal Revenue Code of 1986.
All employees are eligible to participate after one year of service if they are 21 years of age or older and meet the minimum hours worked requirement.
The plan is funded by discretionary contributions determined by the Cd'A Board of Directors and as of July 1, 1998, by a 50% match to employee contributed funds to a maximum of 6% of salary.  The profit-sharing contributions are allocated to participants based on the participants salary as a percentage of total salaries of all participants.  Vesting occurs on an incremental basis between the third and seventh year of service.  No distributions were made to any executive officer during the last three fiscal years except as required to refund any excess deferrals.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     (a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.
     The following table sets forth the beneficial ownership of Cd'A Common Stock as of December 2, 1998 by each person known by Cd'A to be a beneficial owner of 5% or more of Cd'A Common Stock. As of such date, a total of 5,349,473 shares of Cd'A Common Stock were outstanding. This disclosure is made pursuant to certain rules and regulations promulgated by the Securities and Exchange Commission and in certain instances the number of shares shown as being beneficially owned may not be deemed to be beneficially owned for other purposes.

Title of	        Name and Address  	    Amount and        	Percent
                 of Beneficial Owner    Nature of          Class	of
					                                   Beneficial
			                         		          Ownership

Common Stock     Jimmie T.G. Coulson*
                 6302 S. Corkery Road
                 Spokane WA  99223      	2,363,060         	 44.17
Common Stock     Arlene C. Coulson
                 4010 East 80th
                 Spokane WA  99223	        611,098         	 11.42
Common Stock     Lawrence A. Coulson**
                 S 5711 Corkery Road
                 Spokane WA  99223	        361,507            6.76

* The amount and percentage shown in this table as beneficially owned by Mr. Coulson includes 368,421 of the 611,098 shares which are also shown in this table as beneficially owned by Arlene C. Coulson. Arlene Coulson is the record owner of these 368,421 shares, but pursuant to a property settlement agreement (i) Mr. Coulson has the right to vote these shares (or Arlene Coulson's right to vote these shares is limited) in certain circumstances and, (ii) Mr. Coulson has a first right of refusal to acquire these shares in the event of a third party's offer to purchase them on certain terms.
This table should be read taking into account that these 368,421 shares are shown as beneficially owned by both Arlene Coulson and Mr. Coulson. Mr. Coulson disclaims beneficial ownership of these 368,421 shares.
**  Lawrence Coulson is the son of Jimmie Coulson

     (b)   SECURITY OWNERSHIP OF MANAGEMENT.
     The following table sets forth the beneficial ownership of Cd'A Common Stock as of December 2, 1998 by each director and executive officer of Cd'A, named individually, and all directors and executive officers of Cd'A as a group, without naming them. This disclosure is made pursuant to certain rules and regulations promulgated by the Securities and Exchange Commission and in certain instances the number of shares shown as being beneficially owned may not be deemed to be beneficially owned for other purposes.

Title       Name and Address of     Amount and Nature  Percent
of          Beneficial Owner        of Beneficial	     of Class
                                    Ownership

Common      Jimmie T.G. Coulson
Stock       6302 S. Corkery Road
            Spokane WA  99223        	2,363,060	        44.17*

Common      Lawrence A. Coulson
Stock	      5711 S. Corkery Road
	           Spokane WA  99223		         361,507          6.76

Common      Marilyn A. Schroeder
Stock       N. 15406 Lloyd Lane
            Mead WA  99021          		  170,159	         3.18

Common      Wendell J. Satre
Stock       39 West 33rd Ave
            Spokane WA  99203        	      389           0**

Common
Stock       Joel E. Simpson
            E. 1306 Sara Lane
            Spokane WA 99223          	   26,003     	    0**

Common
Stock       Robert Shanewise, M.D.
            921 W. Comstock Court
            Spokane WA  99203             96,809          1.81

Common
Stock       Lawrence A. Stanley
            311 West 32nd
            Spokane WA  99203         	      389          0**
Common
Stock       All directors & executive
            officers as a group	         ---------	      -----
          	(7 persons) *                 3,018,316       56.42
* The amount and percentage shown in this table as beneficially owned by Mr. Coulson and by all directors and executive officers as a group includes the 368,421 shares beneficially owned by Arlene Coulson which are referred to in footnote 1 to the preceding table.
** Indicates less than 1% of outstanding shares of class.

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

PART IV
ITEM 13.   EXHIBITS, SCHEDULES, AND REPORTS ON FORM 8-K.
     (a)   EXHIBITS
Exhibit Index

Page 		Exhibit 	Description of Exhibit
No.		No.

 43          3.1**	  Articles of Incorporation of Cd'A

 77          3.2		   Bylaws of Cd'A - Amendments to By-Laws

                          dated 05/02/94

 97	        10.1**  	Seafirst Bank - Commercial Security	Agreements
                          (Cd'A & Union Iron Works) dated 03/27/95
    		          ** 		Seafirst Bank - Business Loan
                         	Agreement dated 04/13/98
                          (Cd'A)
                **   Seafirst Bank - Promissory Note dated 	03/27/95
                     					(Cd'A and Union Iron Works)
                **  	Seafirst Bank - Loan Modification Agreement dated
                           09/18/95 	(Cd'A and Union Iron Works)
                	  		Seafirst Bank - Promissory Notes dated 5/1/98
				                     	(Cd'A Union Iron Works)
                ** 		Seafirst Bank - Deed of Trust, Security Agreement
                           and
                           Fixture Filing With Assignment of Leases
                           and Rents dated 12/20/95 (Cd'A)
            		  **	 	Seafirst Bank - Certificate and
                          	Indemnity Agreement
                           Regarding Building Laws and Hazardous
                     						Substances dated 12/20/95
                           (Cd'A)
            		  **	 	Seafirst Bank - Agreement of 	Subordination
                           dated
                           12/20/95 	(Cd'A	and Union Iron Works)
             		 ** 		Seafirst Bank - Loan Modification and
				                      	Additional Advance Agreement	dated 11/21/96
                           (Cd'A)
       	        ** 		Seafirst Bank - First Amended and Restated
                     Promissory  Note dated 11/12/96 (Cd'A)
       	        ** 		Seafirst Bank - Subordination	Agreement dated
                            2/5/96
                           (Cd'A)

120       10.2      	Convertible Debentures due 1999 of	Cd'A and related
                           Deed of Trust	dated October 29,1993 executed

                       				by Cd'A in	favor of Stewart	Title
                           Company of
                           Spokane as Trustee for the benefit of the holders
                           of such 	Convertible Debenture see 4.1
          10.3*

235       10.6**     Adoption Agreement #003  401K

                          	Employee Profit Sharing Plan

                           dated  04/30/93
          13.1**		   Annual report to security holders
          18.1*           	Description of change in

                          	accounting principles

267  	    21  **     List of Subsidiaries

*   See Note 4 to Consolidated Financial Statements
** Previously filed with the Securities and Exchange Commission on Form 10-KSB for year ending September 1994


     (b)  REPORTS ON FORM 8-K.
          None.

The Coeur d'Alenes Company
and Subsidiary
Consolidated Financial Statements
Years Ended September 26, 1998 and September 27, 1997

Report of Independent Certified Public Accountants		       	3

Financial Statements:
	Consolidated Balance Sheets                          						4
	Consolidated Statements of Income				                     	5
	Consolidated Statements of Changes in Stockholders' Equity	6
	Consolidated Statements of Cash Flows			                  	7-8
	Summary of Accounting Policies				                        	9-12
	Notes to Consolidated Financial Statements			              13-22



 Report of Independent Certified Public Accountants


The Coeur d'Alenes Company and Subsidiary
Spokane, Washington


We have audited the accompanying consolidated balance sheets of The Coeur d'Alenes Company and Subsidiary as of September 26, 1998 and September 27, 1997, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Coeur d'Alenes Company and Subsidiary at September 26, 1998 and September 27, 1997, and the results of their operations and their cash flows for each of the years then ended in conformity with generally accepted accounting principles.




November 12, 1998
                                 				September 26,    September 27,
                                					1998           		1997

Assets

Current assets:
	Cash and cash equivalents         		$   39,486     		$   89,495
	Accounts and notes receivable,
 less allowance of
	 $56,848 and $53,306 for
 	 doubtful accounts
	 (Notes 2 and 11)			                	1,417,269	       	1,240,996
	Inventories (Notes 1 and 2)	        	2,553,384       		2,342,671
	Deferred tax asset (Note 6)		           56,000  	         46,000
 	Income taxes receivable (Note 6)	        	-    	         24,004

Total current assets	              			4,066,139       	 3,743,166

Property and equipment (Notes 3 and 4):
	Land                          						   306,320      		   306,320
	Building and leasehold improvements 	1,959,076	       	1,890,690
	Machinery and equipment		           	2,233,818	       	2,146,358
	Vehicles		                          			150,772         		149,669
	Office equipment		                   		246,101         		242,678

					                               		4,896,087       		4,735,715
	Less accumulated depreciation	      	1,539,044       		1,400,291

Net property and equipment	         		3,357,043       		3,335,424

Other assets	                        				72,010          		73,365

					                              		$7,495,192	      	$7,151,955

                              							September 26,    	September 27,
 							                             1998	           		1997

Liabilities and Stockholders' Equity

Current liabilities:
	Short-term bank borrowings (Note 2)	$842,826		        $833,656
	Accounts payable				                	585,811	        		613,608

	Accrued expenses			                		400,509	        		307,520

	Current maturities of long-term debt
						(Note 3)                       	134,714	        		103,663

Total current liabilities       				1,963,860     		  1,858,447

Deferred tax liability (Note 6)    			120,000	         		65,000

Long-term debt, less current maturities
  					(Note 3)	                   	2,328,170	     	  2,393,822
Long-term debt to related parties
				(Notes 4 and 9)                 		128,000		        	128,000


Total liabilities	             					4,540,030       		4,445,269

Commitments and Contingencies
     (Notes 5, 7 and 8)

Stockholders' equity
     (Notes 4 and 9):

	Common stock, no par,
 shares authorized
	10,000,000; issued
 5,357,373, and outstanding
	5,350,338 and 5,353,561				        1,186,192        		1,186,192
	Retained earnings				             	1,775,320        		1,524,294

					                            			2,961,512        		2,710,486
	Less treasury stock, at cost;
		7,035 and 3,812 shares		             	6,350	           		3,800

Total stockholders' equity	      			2,955,162        		2,706,686
							                           $	7,495,192	       $	7,151,955

                                		September 26,	     September 27,
	Years ended		                    1998			            1997

Net sales		                     $	14,368,061	        $	12,858,765

Cost of sales		                   10,721,254          		9,498,045

Gross profit	                     	3,646,807          		3,360,720

Selling, general and
administrative expenses	           3,045,846		          3,012,712

Operating income		                   600,961            		348,008

Other income (expense):
	Interest income	                     36,835	             	27,012
	Interest expense                  	(301,817	)          	(301,306	)
	Other income                        	25,532	            	106,485

Net other expense                 		(239,450	)          	(167,809	)

Income before income
	tax expense	                       	361,511            		180,199

Income tax expense
	(Note 6)		                          110,485		             54,889

Net income		                       $	251,026	           $	125,310


Earnings per common and common
  equivalent share (Note 9):
	Basic			$	0.05	$	0.02
	Diluted		$	0.04	$	0.02


 	Common Stock
          		    Shares		     Retained		      Treasury Stock
		              Outstanding  Amount      Earnings      Shares    Amount

Balance,
Sept 28, 1996   5,353,561   $1,186,192  $1,398,984   	 3,812     $3,800

Net income        			-	         	-	        125,310	      -         		-

Balance,
Sept 27, 1997   5,353,561   	1,186,192   1,524,294     3,812     	3,800

Net income       			-	          	-	        251,026     		-          	-

Treasury stock purchase
                   (3,223)     		-          		-	       3,223     	2,550

Balance,
Sept 26, 1998  5,350,338	   $1,186,192	 $1,775,320     7,035     $6,350

 Increase (Decrease) in Cash and Cash Equivalents

                                     	September 26,         	September 27,
Years ended	                         	1998                 		1997

Operating activities:
	Net income		                     			$	251,026	             $  	125,310
	Adjustments to reconcile net
  income to net cash
	  provided by operating activities:
	Depreciation				                     	219,040                		199,739
	Loss (gain) on disposal of property
and equipment				                        1,606	                	(52,666)
		Provision for doubtful accounts       12,400	                	  3,000
		Deferred income taxes		             	 45,000	                	 45,047
		Changes in assets and liabilities:
			Receivables		                    		(164,669)	                (86,401)
			Inventories		                    		(210,713)	                445,983
			Other assets			                       1,355                		(22,633)
			Accounts payable			                 (27,797) 	              (433,054)
			Accrued expenses			                  92,989	                (178,958)

Net cash provided by operating
   activities	                       	 220,237	                	 45,367

Investing activities:
	Additions to property and equipment		(245,165)          	     (525,278)
	Proceeds from sale of fixed assets		    2,900	                 140,324

Net cash used in investing activities	(242,265)          	     (384,954)


Increase (Decrease) in Cash and Cash Equivalents

                                    	September 26,	         September 27,
 Years ended		                       1998		                 1997

Financing activities:
	Borrowings under line
of credit agreements		               14,080,000           		13,121,040
	Repayments under line of
credit agreements		                	(14,070,830	)         	(13,150,861	)
	Principal repayments of
long-term debt		                      	(101,601	)             	(76,014	)
	Borrowings of long-term debt		          67,000	          	    466,272
	Purchase of treasury stock	            	(2,550	)                 	-

Net cash (used in) provided by
financing activities                 			(27,981	)             	360,437

Net (decrease) increase in cash
and cash equivalents		                 	(50,009	)              	20,850

Cash and cash equivalents,
beginning of year	                    			89,495               		68,645

Cash and cash equivalents,
end of year                        				$	39,486              	$	89,495

Supplemental Disclosure of Cash Flow Information:
	Cash paid during the year for:
		Interest	                         		$	301,171	             $	294,844
		Income taxes		                      $ 	40,793	             $ 	23,700

 	Principles of Consolidation	The accompanying consolidated financial
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

During the year ended September 27, 1997, the Company had sales to a major customer of $1,569,679 which represent 12% of net sales for that year. No single customer accounted for more than 10% of the Company's revenues during the year ended September 26, 1998.

	Fiscal Year	The Company's fiscal year is a 52 or 53 week period ending on the last Saturday in September.  Fiscal 1998 and 1997 were 52 week years.

	Cash and Cash Equivalents	For purposes of balance sheet classification
and the statements of cash flows, the Company considers all highly liquid short-
term investments having an original maturity of three months or less to be cash equivalents.

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

	Earnings Per Common Share	Effective September 28, 1997, the Company
adopted SFAS No. 128, "Earning per Share". SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 replaces the presentation of primary EPS with earnings per common share ("basic EPS"). Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. SFAS No. 128 also requires presentation of EPS assuming dilution ("diluted EPS"). Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share was determined on the assumptions that the convertible debentures were converted as of the first day of the year and net earnings were adjusted for the interest expense on the debentures, net of its tax effect. The adoption of SFAS No. 128 had no effect on the Company's financial statements.

	Management Estimates	The preparation of financial statements in
conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.
	Fair Value of Financial Instruments	The carrying amounts reported in the
consolidated balance sheets as of September 26, 1998 and September 27, 1997 for cash, accounts and notes receivables, short-term bank borrowings, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.  The fair value of debt payable to related parties at September 26, 1998 and September 27, 1997 is approximately $179,000 and $146,000 based on the estimated fair value of the common stock into which the debt is convertible.  The carrying amount of long-
term debt approximates its fair value as substantially all of the debt have interest rates which change with market interest rates.

	Research and Development Costs	Expenditures associated with research
and development are expensed as incurred. These costs amounted to $20,377 and $6,699 during the years ended September 26, 1998 and September 27, 1997, respectively.

	New Accounting Pronouncements	In June 1997, the Financial Accounting
Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income," which requires the disclosure of comprehensive income and requires the presentation of a reconciliation for net income to the change in equity of the business during the year arising due to transactions from nonowner sources. SFAS No. 130 is effective for financial statements for periods beginning after December 15, 1997 and requires the reporting of comparative totals for comprehensive income in interim reports.

In June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise". SFAS No. 131 establishes standards for the way public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits," which standardizes the disclosure requirements for pension and other postretirement benefits. SFAS No. 132 is effective for financial statement periods beginning after December 15, 1997.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the change in the fair value of the hedged asset or liability that is attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for financial statement periods beginning after June 15, 1999.

In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise", which effectively changes the way mortgage banking firms account for certain securities and other interests they retain after securitizing mortgage loans that were held for sale. SFAS No. 134 is effective for financial statement periods beginning after December 15, 1998.

None of the foregoing pronouncements is expected to have a material effect on the Company's reported operating results or on its financial statement presentation.

 1.	Inventories	Inventories are summarized as follows:

                            					September 26,	September 27,
 						                          1998		        1997

Fabrication inventories:
	Raw materials		                 $	31,826	     $	74,501
	Work-in-progress			               67,293		     293,181

	Inventories, at FIFO cost	        99,119		     367,682
	LIFO reserve		                  	(19,861	)    	(50,538	)

	Inventories, at LIFO cost	        79,258     		317,144

Distribution inventories, at
   FIFO                    					2,474,126   		2,025,527

Total inventories          			$	2,553,384	  $	2,342,671

		During the years ended September 26, 1998 and September 27, 1997, the liquidation of LIFO inventories decreased cost of sales and, therefore, increased income before income tax expense by approximately $61,500 and $6,500, respectively.

2.	Short-Term Bank Borrowings	The Company has a $1.85 million bank credit
line available for revolving credit requirements which is subject to renewal on
May 1, 1999.  Interest is charged at the lender's prime rate plus 0.25% (8.75%
at September 26, 1998).  Outstanding borrowings are collateralized by accounts receivable and inventories.







Short-term borrowing activity was as follows:

                              						September 26,	September 27,
 				                            			1998		        1997

Balance outstanding at year-end	   $	842,826	    $	833,656

Weighted average interest rate at
year-end		                            		8.75%      			8.82%

Maximum amount outstanding
at any month end              		   $1,340,566	   $1,328,508

Average amount outstanding		       $ 	848,317	   $1,068,809

Weighted average interest rate
during the year	                     				8.78%	      		8.69%

		The weighted average interest rate and monthly balances are computed using the end of month borrowings outstanding and the related end of month interest rate.  The month end balances and interest rates are averaged to determine the yearly weighted average balance of borrowings and the weighted average interest rate during the year.

The credit line agreement contains covenants under which the Company may not declare or pay any dividends in excess of 10% of annual net (after tax) profit or enter into mergers, acquisitions or any major sales of assets or corporate reorganizations without prior consent by the bank. The Company is also required to maintain certain financial ratios concerning working capital, debt to equity, and a minimum tangible net worth of $2,200,000. At September 26, 1998 the Company was in compliance with all of its bank covenants.





3. Long-Term Debt
Long-term debt consists of the following:

                                    			September 26,	September 27,
 							                               1998		        1997

Note payable to a bank, monthly
payments of $16,925
including interest at 8.5%;
due January 2007,
collateralized by property	           $1,884,068		  $1,924,395

Note payable to a bank, monthly
payments of $3,990 including
interest at 8.625%;
due June 2005,
collateralized by
equipment		                         		   243,495	   	  195,000

Note payable to a bank, monthly
payments of $4,018 including
interest at 0.5% over the
bank's prime rate (9% at
September 26, 1998); due
September 2003,
collateralized by equipment          	   194,085	   	  223,134

Note payable to a bank, monthly
payments of $3,203 including
interest at 8.75%; due
September 2002,
collateralized by equipment	             129,236    	  154,956

Note payable to a bank,
monthly interest only
payments at 0.5% over the
bank's prime rate (9% at
September 26, 1998); due
May 1999, collateralized by
equipment		                         		    12,000	   	    -

                                     	September 26,   	September 27,
 		                                   1998		           1997

		                                    2,462,884      		2,497,485
Less current maturities	               	134,714	        	103,663

Long-term debt, less
current maturities	                  $2,328,170	     	$2,393,822

		The $12,000 note payable to a bank contains a provision which allows the Company to convert the balance outstanding at maturity to a note having a five year repayment term.  Total available borrowings under this agreement are
$150,000.  As the Company intends to exercise this conversion feature, the amount outstanding at September 26, 1998 has been classified as long-term debt.

Scheduled long-term debt maturities as of September 26, 1998 are as follows:

 Year ending	     		Amount

September 25, 1999	$134,714
September 23, 2000		148,259
September 29, 2001		161,692
September 28, 2002		176,203
September 27, 2003		152,283
Thereafter			     1,689,733

Total				     $   2,462,884








4.	Long-Term Debt to Related Parties	At September 26, 1998 and September
27, 1997, the Company owed $128,000 to related parties pursuant to the terms of a convertible debenture agreement.  The debentures require semi-annual interest payments and are secured by the Company's land and building.  In October 1998, the agreement was amended from an interest rate of 9.25% to 8.75% and from a due date of October 31, 1998 to October 31, 1999.  Accordingly, the related party debt has been classified as a noncurrent liability at September 26, 1998.
The debentures are convertible into shares of the Company's common stock at a per share rate of $.28 through maturity.  The Company, at its option, may call any or all outstanding debentures for redemption.

5.	Lease Commitments	The Company leases office furniture and equipment and
vehicles under operating leases that expire at various dates through 2003.  As of September 26, 1998, future minimum rental payments required under operating leases that have remaining noncancellable terms in excess of one year are as follows:

Year ending		Amount

September 25, 1999	$	135,481
September 23, 2000		125,523
September 29, 2001		120,341
September 28, 2002		101,135
September 27, 2003		69,267

Total				$	551,747

		Rental expense for all operating leases was $298,268 and $194,764 for the years ended September 26, 1998 and September 27, 1997.

6.	Income Taxes	Income tax expense consists of the following:

                                	September 26,	September 27,
 Years ended		                   1998		        1997

Federal:
	Current		                      $   64,454	   $   	 9,142
	Deferred		                         45,000	       	45,047
State - current	                    	1,031	      		   700

Income tax expense             	$  110,485	   $   	54,889

		Major items causing the Company's effective tax rate to differ from the statutory rates are as follows:

                              	September 26, 1998	 September 27, 1997
 		                                     	  Amount             Amount
                                           Percent							     Percent
Income tax expense
at statutory rate              $ 122,914  	34.0%		$61,268	    34.0%

Graduated tax rate
Differences	                     	(8,785) 	(2.4)		(12,965)   	(7.1)

Other			                         	(3,644) 	(1.0	)  	6,586    		3.6

Income tax expense	             $110,485	  30.6	% $54,889	    30.5	%


		Significant components of the Company's deferred tax assets and liabilities consist of the following:

                                     	September 26,	September 27,
 		                                   1998		        1997

Current deferred tax assets:
  Allowance for doubtful accounts	 	$	17,100	      $	13,327
  Vacation accrual				               	36,100       		29,809
  Other							                         2,800	      		 2,864

Current deferred tax asset       			$	56,000	      $	46,000

Non-current deferred tax assets
  (liabilities):
	Net operating loss carryforwards	 $	131,000     	$	123,000
	Depreciation	                 				 (151,900)	     	(96,900)
	Other							                           (900)      		(4,400)

Gross non-current deferred tax asset
   (liability)					                 	(21,800)	      	21,700
Valuation allowance				             	(98,200)     		(86,700)

Non-current deferred tax liability	$(120,000)     $	(65,000)

		A valuation allowance on the Company's deferred tax assets has been established to the extent the Company believes it is more likely than not that the deferred tax assets will not be realized.

At September 26, 1998, the Company has available net operating loss carryforwards of approximately $398,000 which expire through 2007. Utilization of the operating loss carryforwards is limited to $12,180 per year.



7.	Commitments	The Company routinely makes commitments to purchase and sell steel products up to nine months in advance of anticipated deliveries.
Outstanding firm purchase commitments at September 26, 1998 aggregated
$1,140,581.  Negotiated firm sales contracts aggregated $244,700 at September
26, 1998.

8.	Retirement Plan	The Company sponsors a qualified 401(k) and profit-
sharing plan ("the Plan"). The Plan allows individual participants to make contributions to the Plan with matching contributions by the Company to the extent of 50% of the employees' contributions up to a maximum of 6% of annual salary per participant. Additional discretionary contributions may be made by the Company based on net income. Substantially all full-time employees are eligible to participate. Total Company contributions to the Plan were $21,236 and $20,717 for fiscal 1998 and 1997.

9.	Earnings Per Common Share Earnings per common share for the year ended
September 26, 1998 is computed as follows:


                               Income	Shares	   Per-Share   Amount

Basic EPS
Income available to
common stockholders	          $251,026	         5,352,815	  $0.05

Effect of Dilutive Securities
Convertible debentures		         7,720	          	731,429

Diluted EPS
Income available to
 common stockholders plus
 assumed conversions		        $258,746         	6,084,244  	$0.04



		Earnings per common share for the year ended September 27, 1997 is computed as follows:


                              Income	Shares		   Per-Share   Amount

Basic EPS
Income available to
 common stockholders		        $125,310	         5,353,561  	$0.02

Effect of Dilutive Securities
Convertible debentures         		7,720          		853,333

Diluted EPS
Income available to
common stockholders plus
assumed conversions         		$133,030          6,206,894 		$0.02

		For purposes of diluted earnings per common share, convertible debentures for 1998 and 1997 are assumed to be converted as of the first day of the year. Such conversion negates the need to pay interest on the debentures. The debentures were assumed to be converted at their stated per share conversion rate at the beginning of each fiscal year of $0.175 and $0.15 for 1998 and 1997.
See also Note 4 concerning the convertible debentures.

10.	Segment Information	Selected financial information of the Company's
operating results on a segment basis for the years ended September 26, 1998 and September 27, 1997 is presented as follows:

                     				Fabrication   Distribution	Eliminations   Total

1998:
Net sales		             	$2,361,604	   $12,281,614	 $(275,157	)  $14,368,061

Operating income (loss)	 $  182,000     $   418,961	 $	-	         $  600,961
Identifiable assets	     $1,521,206 	   $ 5,973,986	 $	-	         $7,495,192
Depreciation expense	    $   53,685     $   165,355	 $	-	         $  219,040
Capital expenditures	    $   54,890	    $	  190,275	 $	-	         $	 245,165

1997:
Net sales             			$2,535,986  	  $10,905,626	 $(582,847	) $12,858,765

Operating income (loss) 	$( 136,189)    $ 	 484,197	 $	-	         $	 348,008
Identifiable assets	     $1,978,697	    $ 5,173,258	 $	-	         $7,151,955
Depreciation expense	    $  110,243	    $ 	  89,496  $	-	         $	 199,739
Capital expenditures	    $  154,158	    $	 371,120	  $	-	         $	 525,278


		Operating income is total revenue less operating expense. In computing operating income, none of the following items have been added or deducted: interest expense, interest income and other income. Identifiable assets by segment are those assets that are used in the segmental operation.

11.	Valuation and Qualifying Accounts	Allowance for doubtful accounts
activity was as follows:

 Years ended    		              September 26, 1998	September 27, 1997

Balance, beginning of year	     $	53,306		         $	77,050
Charged to expense		             	12,400          			 3,000
Write-offs, net of recoveries   		(8,858)        			(26,744)

Balance, end of year          		$	56,848	         	$	53,306


SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             THE COEUR D'ALENES Company

Date:  December 22, 1997     By /S/ Jimmie Coulson
                             President,
                      					  Chief Executive Officer
                             Director,
                      					 (Principal Executive Officer)

Date:  December 22, 1997     By /S/ Marilyn A. Schroeder
                             Treasurer and Director
                            (Principal Financial Officer and Principal

                             Accounting Officer)

Date:  December 22, 1997     By /S/ Wendell J. Satre
                             Director

Date:  December 22, 1997     By/S/ Robert P. Shanewise, M.D.
                             Director

Date:  December 22, 1997     By /S/ Lawrence A. Stanley
                             Director