Form 10QSB
period 1998-12-25
COEUR D ALENES CO /IA/
filed 1999-02-02
CIK 861502

US SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB
(Mark One)
[X] 	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
DECEMBER 25,  1998.
[  ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
FROM _________________ TO ________________.

Commission File Number   0-18353

THE COEUR D'ALENES COMPANY
(Exact name of registrant as specified in its charter)

Idaho     		       	        82-0109390
(State or other jurisdiction of 	(IRS Employer
incorporation or organization)	Identification No.)


PO BOX 2610, Spokane, Washington        	             99220-2610
(Address of principal executive offices)	          		 (Zip Code)

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

5,348,735 shares of common stock, no par value, were outstanding as of January 31, 1999


PART I.  FINANCIAL INFORMATION.

	Item 1.  Financial Statements.

	The condensed financial statements of The Coeur d'Alenes Company (sometimes referred to herein as the "Company") included herein have been prepared by the Company without audit or review by the Company's accountants pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary to a fair statement of the results of operations for the interim periods ended December 25, 1998 and December 25, 1997 have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in The Coeur d'Alenes Company's latest audited financial statements for the fiscal year ended September 26, 1998.

 Index of Financial Statements


                                                 			         	Page
Consolidated Balance Sheets -
December 25, 1998 and September 26, 1998               				    3

Unaudited Consolidated Income Statements -
Three Months Ended December 25, 1998 and December 25, 1997	    4

Unaudited Consolidated Statement of Cash Flows -
Three Months Ended December 25, 1998 and December 25, 1997	    6

Condensed Notes to Unaudited Consolidated Financial Statement  7

THE COEUR D ALENES COMPANY
CONSOLIDATED BALANCE SHEET
December 25, 1998 and September 26, 1998

                               				   December 25, 1998    September 26, 1998
ASSETS                     	              (Unaudited)        		(Audited)
Current Assets:
     Cash				                         $       2,925      	 $       39,486
     Accounts receivable                  1,580,990   	  	      1,417,269
     Inventory			                         2,207,159		           2,553,384
     Other current assets		                  81,382	         	     56,000
	Total current assets	                    3,872,456	         	  4,066,139

Property and Equipment	               	   4,959,890         		  4,896,087
     Less accumulated
Depreciation 	                            1,604,120		           1,539,044
	Net property and equipment	          	   3,355,770         		  3,357,043

Other assets                             				51,269	         	     72,010
Total assets			                       $   7,279,495	        $   7,495,192

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Short term bank borrowings       $     304,238	  	     $     842,826
     Accounts payable		                   1,102,138	         	    585,811
     Accrued expenses		                     258,381	         	    400,509
     Current amount on
long-term debt	                             134,714	         	    134,714
	 Debentures payable to related parties	 		 128,000		           		0
       Total current liabilities          1,927,471        	 	  1,963,860

Long-term debt:
     Deferred tax liability	                120,000         		    120,000
     Long term debt less current
          maturities                      2,296,040		           2,328,170
     Long term debt to related parties		        0		          	    128,000
     Total long term liabilities      	   2,416,040         		  2,576,170
Total liabilities                         4,343,511         		  4,540,030

Stockholders' Equity:
     Capital Stock                        1,186,192         		  1,186,192
     Retained earnings                    1,757,142         		  1,775,320
					                                     2,943,334	         	  2,961,512
       Less Treasury Stock at cost		          7,350		               6,350
       Total stockholders' equity		       2,935,984	         	  2,955,162
     	 Total liabilities and
   stockholders equity                  $ 7,279,495 	         $ 7,495,192

THE COEUR D ALENES COMPANY
 UNAUDITED CONSOLIDATED INCOME STATEMENT
Three Months Ended December 25, 1998 and December 25, 1997

                                               1998              1997

Net sales				                           $  3,507,646 	        $ 3,228,540

Costs of sales		                     	     2,686,694         		 2,480,470

Gross profit on sales		                      820,953	             748,070

Selling, general and administrative
     expenses                                790,600	             738,765

Operating income <loss>		                  	  30,353    	           9,305
Other income (expense)
     Interest income		                     	  12,532	               7,788
     Interest expense			                     <76,651>	            <74,319>
     Other income				                          4,910	               7,528

Total other expense	                 	       <59,209>	            <59,003>

Loss before income tax expense             	 <28,856>	            <49,698>
Income tax benefit			                        <10,677>	            <18,388>

Net loss		                            			$   <18,179>	       $    <31,310>

Loss per share		                       		$   <  0.00>	       $    <  0.01>

     Shares outstanding	                 		5,348,735            5,353,450



THE COEUR D'ALENES COMPANY
 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
 Three Months  Ended December 25, 1998 and December 25, 1997

                                   				   			    1998              1997
 Cash flows from operating activities:
     Net loss		      		                  $    <18,179>       	$ <  31,310>
     Adjustments to reconcile net income
        to cash provided (used) by
        operating activities:
     Depreciation			                      		   65,283              64,575
          Gain on disposal of assets       <      0  >         	<   1,000>
          Changes in assets and liabilities
            Accounts and notes receivable  <  163,720>          <  80,888>
	   Inventories		                          <  346,225> 	        < 199,961>
	   Other current assets		                 <   25,382>	         <  30,444>
               Other assets         	          20,741	             18,976
	   Accounts payable			                       516,327	            549,701
               Accrued expenses	           <  142,128>         	<  34,981>

     Cash provided by operating activities    599,167	            416,444

Cash flows from investing activities:
    Proceeds from sale of assets	          	    1,000               1,000
    Additions to property and equipment	   <   64,010>	         <  25,996>
Cash flows used by investing activities	   <   64,010>          <  24,996>

Cash flows from financing activities:
     Purchase of treasury stock         		 <    1,000>          <     330>
     Net borrowing (payments)
          borrowings under line of credit	 <  538,588>          < 450,004>

     Principal repayment of long-term debt <   32,130>          <  22,849>


     Cash used by financing activities	    <  571,718>          < 473,183>

Net decrease in cash			                    <   36,561>          <  81,735>
Cash, beginning of period			                   39,486              89,495

Cash, end of period			                    $     2,925          $    7,760



 THE COEUR D ALENES COMPANY
 CONDENSED NOTES TO UNAUDITED
 CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies.

 	Significant accounting policies followed for the three months ended December 25, 1998 are the same as those contained in the Summary of Significant Accounting Policies from the Company's audited financial statements as of September 26, 1998 and September 27, 1997.

(2)	Inventories.

Inventories are summarized as follows:

                		                          December 25,	  September 26,
                                       		       1998           1998
Fabrication inventories:
	Raw materials			                           $    12,638	  	$    31,826
	Work-in-progress		                              37,745	        67,293

Inventories at FIFO cost	                        50,383		       99,119

LIFO reserve                                    <19,861>	      <19,861>

Inventories at LIFO cost	                        30,522	  	     79,258
     Distribution inventories at FIFO         2,176,637		    2,474,126

     Total inventories		 	                   $2,207,159  		 $2,553,384

(3)	Short-term bank borrowings.

	The Company has $1,850,000 in bank credit lines which mature on May 1, 1999. Interest is charged at the lenders prime rate plus
 .25%, 8.75% at December 25, 1998. Outstanding borrowings are collateralized by accounts receivable and inventories.

	The credit line agreement contains covenants under which the Company may not pay dividends in excess of 10% of annual net (after tax) profit, or enter into mergers, acquisitions or any major sales of assets or corporate reorganizations without prior consent of the bank. The Company is also required to maintain certain financial ratios concerning working capital and debt to equity, as well as a minimum net worth of $2,200,000. At December 25, 1998 the Company was in compliance with all of its bank covenants.


(4)	Capital Stock.

The Company made a tender offer to shareholders with holdings of forty-nine or fewer shares beginning in January 1998 and which after two extensions, expired on December 15, 1998. The purchase price for the shares was $10 for each shareholder with 24 or fewer shares and $20 for each shareholder with more than 24 but less than 50 shares. The total shares tendered was 4,715 shares for a total purchase price of $3,220.

(5) 	Federal Income Tax Expense

	As of December 25, 1998 and September 26, 1998, the Company has a deferred long term tax liability of $120,000 resulting primarily from the use of accelerated methods of depreciation of fixed assets and a deferred tax asset of $56,000 resulting from vacation accrual and bad debt allowance. A valuation allowance on the Company's deferred tax assets has been established to the extent the Company believes it is more likely than not that the deferred tax assets will not be realized.

There were no extraordinary items to be reported for any of the above accounting periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

	During the first three months of the current fiscal year, the Company's working capital declined from approximately $2,102,000 on September 26,1998 to $1,945,000 as of December 25, 1998. The decline is primarily the result of debentures payable to related parties in the amount of $128,000 moving from long-term to short term liabilities. The debentures are due on October 31, 1999. See
Part II Item 2.

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

	During the current fiscal year it is likely that the Company will want to invest in additional processing equipment for the distribution business. The cost is expected to be approximately $170,000. A portion of the cost will likely be financed with an equipment loan. The bank has approved a loan in the amount of $150,000 with interest only payments until May 1, 1999. The loan agreement contains provisions for conversion to a five year repayment term at that date. The interest rate is 1/2% over the banks prime rate.

	The Company is dependent on an operating line of credit, secured by accounts receivable and inventory to meet its daily financial obligations. A $1.85 million operating line is currently in place through May 1, 1999. The Company expects to be able to renew the operating line of credit for the next year on substantially the same terms and conditions as last year.

Results of Operations

	Sales of approximately $3,508,000 for the three month period ended December 21, 1998 are approximately 9% higher than approximately $3,229,000 for the same period of time in 1997. Gross margins increased by 10% to approximately $821,000 for the period ended December 25, 1998 from approximately $748,000 for the same period of the prior fiscal year. With an 8% increase in net revenues, the steel service center sales at approximately $2,855,000 represent 81% of the total sales for the first three months of the current fiscal year. This compares to sales of approximately $2,649,000 or 82% of total sales for the first three months of the prior fiscal year. The fabrication business contributed 19% of the total first quarter sales for the current fiscal year and 18% for the same period of the prior year. Gross margins as a percent of sales are approximately 23% for the period ending December 25, 1998 as well as the period ending December 25, 1997.

	Operating expenses, at approximately $791,000 for the quarter ended December 25, 1998 are 7% higher than approximately $739,000 for the same period of the prior fiscal year. The increase is attributable to the higher sales volume. As a percent of sales, operating expenses for the first quarter of both fiscal years are 23%.

	Interest expense at approximately $77,000 for the three month period ended December 25, 1998 is 4% higher than approximately $74,000 for the three Month period ended December 25, 1997. The slight increase is due to the purchase of crane upgrades and a new crane during the latter part of the prior fiscal year. The crane and upgrades were financed utilizing borrowed funds for 80% of the purchase price. The total cost was approximately $100,000.
Declining inventory replacement costs will cause interest expense to decline during the second quarter of the current fiscal year.

	Other income at approximately $4,900 for first quarter of the current fiscal year is slightly lower than approximately $7,500 for the same period of the prior fiscal year. During the first quarter of the prior year a piece of office equipment was sold at a gain of approximately $1,000 which accounted for most of the difference.

	Higher sales volume during the first quarter of the current fiscal year helped reduce the net loss compared to the first quarter of the prior year. At approximately $18,000 the net loss for the period ended December 25, 1998 is 58% of the net loss for the same period of the prior fiscal year.

PART II. OTHER INFORMATION.


     Item 1.  Legal Proceedings.

     	None.

     Item 2.  Changes in Securities.

 	At December 25, 1998 and September 26, 1998, the Company owed $128,000 to related parties pursuant to the terms of a convertible debenture agreement. The debentures require semi-annual interest payments and are secured by the Companys land and building. In October 1998, the agreement was amended from an interest rate of 9.25% to 8.75% and from a due date of October 31, 1998 to October
31, 1999. Accordingly, the related party debt has been classified as a current liability at December 25, 1998 and a noncurrent liability at September 26, 1998. The debentures are convertible into shares of the Companys common stock at a per share rate of $.28 through maturity. The Company, at its option, may call any or all outstanding debentures for redemption.

	The Company conducted a tender offer on odd lot shares from January 1998 through December 15, 1998. As a result of the offer, the Company purchased 4,715 shares for a total cost of $3,220.

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


THE COEUR D'ALENES COMPANY
Dated: February 9, 1999
   (Registrant)
/s/ Marilyn A. Schroeder
Marilyn A. Schroeder, Treasurer and
Chief Financial Officer
(Authorized Officer and Principal
Accounting and Financial Officer