Form 10QSB
period 1999-03-25
COEUR D ALENES CO /IA/
filed 1999-04-28
CIK 861502

US SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 25, 1999. TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________________ TO ________________.

Commission File Number   0-18353

 THE COEUR D ALENES COMPANY
 (Exact name of registrant as specified in its charter)

Idaho                               82-0109390
(State or other jurisdiction of        (IRS Employer inc or
organization)	 				  Identification No.)



PO Box 2610,
Spokane, Washington                  		     99220-2610
(Address of principal executive offices)       (Zip code)

  (509) 924-6363
  (Registrant s telephone number, including area code)

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

Applicable only to corporate issuers.

State the number of shares outstanding of each of the issuer s classes of common equity, as of the latest practicable date.

5,348,735 shares of common stock, no par value, were outstanding as of April 25, 1999.

PART I.  FINANCIAL INFORMATION.

     Item 1.  Financial Statements.

The condensed financial statements of The Coeur d Alenes Company
(sometimes referred to herein as the "Company") included herein have been prepared by the Company without audit or review by the Company s accountants pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary to a fair statement of the results of operations for the interim periods ended March
25, 1999 and March 25, 1998 have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in The Coeur d Alenes Company s latest audited financial statements for the fiscal year ended September 26, 1998.

 Index of Financial Statements


									         Page
Consolidated Balance Sheets -
March 25, 1999 and September 26, 1998           	     	 	 	3

Unaudited Consolidated Income Statements -
Six Months Ended March 25, 1999 and March 25, 1998		       4

Unaudited Consolidated Income Statements -
Three Months Ended March 25, 1999 and March 25, 1998 		    5

Unaudited Consolidated Statement of Cash Flows -
Six Months Ended March 25, 1999 and March 25, 1998  		     6

Condensed Notes to Unaudited Consolidated Financial
     Statement 			                            					  	     7

 THE COEUR D ALENES COMPANY
CONSOLIDATED BALANCE SHEET
March 25, 1999 and September 26, 1998

March 25, 		Sept 27
   	   1999 		   1998
(Unaudited)	(Audited)
ASSETS
Current Assets:
     Cash                                 		$    17,543    $    39,486
     Accounts receivable                   	  1,002,188    	 1,417,269
     Inventory            		 	                2,258,779      2,553,384
     Other current assets   	                    74,582         56,000
     Total current assets         	           3,353,092      4,066,139

Plant, Property and Equipment              	  5,046,605      4,896,087
     Less accumulated depreciation 	          1,666,370      1,539,044
     Net plant property and
Equipment		  		                               3,380,235      3,357,043

Other assets                                     51,268         72,010
Total assets                               	 $6,784,595     $7,495,192


LIABILITIES AND STOCKHOLDERS  EQUITY

Current Liabilities:
     Short term bank borrowings           		 $   11,369     $  842,826
     Accounts payable                	          975,198        585,811
     Accrued expenses     	                     215,704        400,509
     Debentures payable to related
parties	                                        128,000        0
     Current amount on long-term debt           142,940        134,714
           Total current liabilities          1,473,211      1,963,860

Long-term debt:
     Deferred tax liability                     120,000        120,000
     Long term debt less current
maturities 	                                  2,277,756  	   2,328,170
     Long term debt to related parties            0      	     128,000
           Total long term liabilities        2,397,756      2,576,170
Total liabilities                             3,870,967    	 4,540,030

Stockholders  Equity:
     Capital Stock                            1,186,192  	   1,186,192
     Retained earnings                        1,734,786  	   1,775,320
                          	                   2,920,978      2,961,512
          Less Treasury Stock at cost             7,350          6,350
          Total stockholders  equity          2,913,628      2,955,162
     Total liabilities and stockholders
equity 	                                     $6,784,595  	  $7,495,192

THE COEUR DALENES COMPANY
UNAUDITED CONSOLIDATED INCOME STATEMENT
 Three Months Ended March 25, 1999 and March 25, 1998

                                           	    1999		     		1998

Net sales                                  	$2,840,819	      $3,341,738

Cost of sales                                2,133,961  		    2,502,300

Gross profit on sales                          706,858          839,078

Selling, general and
   administrative expenses                     701,644		        733,575

Operating income (loss)                          5,214		        105,503

Other income (expense)
     Interest income                             9,332		          8,530
     Interest expense                        (  66,229) 		  (    75,562)
     Other income     	                         16,202            2,493

Total other expense                        		(   40,695)		  (    64,539)

Income (loss) before income tax expense     	(   35,481) 	       40,964

Income tax expense (benefit)		               (   13,128)		       15,157

Net income (loss)                           $(   22,353)   $     25,807

Earnings (loss) per share                   $(  0.00   )   $      0.00
     Shares outstanding                       5,348,735	     5,352,553


THE COEUR D ALENES COMPANY
UNAUDITED CONSOLIDATED INCOME STATEMENT
Six Months Ended March 25, 1999 and March 25, 1998

                                    			   		 1999	              1998

Net sales                                   	$6,348,465       $6,569,918

Cost of sales                                 4,820,655	       4,982,770

Gross profit on sales                       	 1,527,810    		  1,587,148

Selling, general and
administrative expenses                       1,492,247    		  1,472,339


Operating income  (loss)                         35,563	         114,809

Other income (expense)
     Interest income                            21,864		          16,319
     Interest expense                     (    142,880)    	(    149,882)
     Other income                               21,112     	      10,020

Total other expense                       (     99,904)    	(    123,543)

Income (loss) before income
tax expense                               (     64,341)     (      8,734)

Income tax (benefit)                      (     23,806)    	(      3,232)

Net income (loss)                        $(     40,535)    $(      5,502)

Earnings (loss) per share                $(     0.01  )    $(      0.00 )

     Shares outstanding                      5,348,735	    	   5,352,553


THE COEUR D ALENES COMPANY
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
Six Months  Ended March 25, 1999 and March 25, 1998

                                                 1999		    1998

 Cash flows from operating activities:
     Net loss	                          	 $(   40,535)     $(   5,502)
     Adjustments to reconcile net
Income to cash provided
(used) by operating
activities:
        Depreciation  		                	     128,451      	  129,150
          Gain on disposal of assets        (     250)     	 (  1,000)
          Changes in assets and
          liabilities
            Accounts and notes receivable     415,081      	 ( 22,060)
               Inventories                    294,605	       (419,521)
               Prepaid expense and other
                 current assets             (  18,582)	      ( 23,870)

               Other assets                    20,742      	   18,976
               Accounts payable               389,387	        398,293
               Accrued expenses 	          (  184,805)	        24,210
	    Other liabilities			                       0		            32,953

     Cash provided by operating activities  1,004,094      	  131,629

Cash flows from investing activities:
     Proceeds from sale of assets                 250           1,000
     Additions to property and equipment	(    151,642)    	 (  52,692)

Cash used by investing activities        (    151,392)    	 (  51,692)

Cash flows from financing activities:
     Net borrowing (repayment)
          under line of credit           (    831,457)    	 (  62,007)
     Principal repayment of
          long-term debt            	   	(     42,188)    	 (  46,215)
     New long term note                         0       		       0
     Treasury shares repurchased	       	(      1,000)    	 (   1,140)
     Cash provided (used) by
          financing activities     	     (    874,645)    	 ( 109,362)

Net decrease in cash                     (     21,943)    	 (  29,425)
Cash, beginning of period                      39,486	         89,495

Cash, end of period                     $      17,543     	 $  60,070





THE COEUR D ALENES COMPANY
CONDENSED NOTES TO UNAUDITED
CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies.

     Significant accounting policies followed for the six months ended March 25, 1999 are the same as those contained in the Summary of Significant Accounting Policies from the Company s audited financial statements as of September 26, 1998 and September 27, 1997.

(2)  Inventories.
Inventories are summarized as follows:

                                       March 25,	  September 26,
                                       1999       1998
Fabrication inventories:
   Raw materials	           	 		     $   31,368   $   31,826
   Work-in-progress                     255,048       67,293

   Inventories, at FIFO cost            286,416       99,119
   LIFO reserve                      (   19,861)    ( 19,861)

   Inventories, at LIFO cost            266,555       79,258

Distribution inventories, at FIFO     1,992,224	   2,474,126

Total inventories                     2,258,779    2,553,384

(3)  Short-term bank borrowings.

     The Company has $1,850,000 in bank credit lines which mature on May 1, 2000. Interest is charged at the lenders prime rate plus .25% or 8% as of March 25,1999. Outstanding borrowings are collateralized by accounts receivable and inventories.

     The credit line agreement contains covenants under which the Company may not pay dividends in excess of 10% of annual net (after tax) profit, or enter into mergers, acquisitions or any major sales of assets or corporate reorganizations without prior consent of the bank. The Company is also required to maintain certain financial ratios concerning working capital and debt to equity, as well as a minimum net worth of $2,400,000.

(4)  Capital Stock.

      The Company conducted two tender offers which expired during the current fiscal year. The offers resulted in 1,603 shares being repurchased as treasury stock with a total cost to the Company of $1,000. The purpose of the tender offers was to buy out odd lot holders of stock with diminimus value which cost the Company more to service than the value of the stock held.

(5)  Federal Income Tax Expense

     As of March 25, 1999 and September 26, 1998, the Company has a deferred long term tax liability of $120,000 resulting primarily from the use of accelerated methods of depreciation of fixed assets and a deferred tax asset of $89,000 resulting from vacation accrual and bad debt allowance. A valuation allowance on the Company s deferred tax assets has been established to the extent the Company believes it is more likely than not that the deferred tax assets will not be realized.

     There were no extraordinary items to be reported for any of the above accounting periods.

Item 2.  Management s Discussion and Analysis of Financial
Condition and Results of Operations.

Liquidity and Capital Resources

     During the first six months of the current fiscal year, the Company s working capital decreased from approximately $2,102,000 at the end of the prior fiscal year to approximately $1,880,000 as of March 25, 1999. The 11% decline is primarily the result of equipment purchases financed with cash generated by operations and debentures in the amount of $128,000 moving from long term to current liabilities. These debentures originally due October 1998, have been extended for a period of one year and are due at the end of October 1999. The operating line is adequate to retire this debt and currently has an interest rate 3/4% lower than the rate carried by the debentures.

     On January 26, 1998 the Company converted the real estate loan from a variable rate loan to an 8-1/2% fixed rate loan for the 228 months remaining on the term.

     The Company is dependent on an operating line of credit, secured by accounts receivable and inventory, to meet its daily financial obligations. A $1.85 million operating line is currently in place through May 1, 2000.

Results of Operations.

Six Months Ended March 25, 1999

     Sales of approximately $6,348,000 for the six month period ended March 25, 1999 are 3% lower than approximately $6,570,000 for the same six month period of the prior fiscal year. The sales decline was accompanied by a similar decline of 4% in gross margins over the same periods of time from approximately $1,587,000 for the six month period ended March 25, 1998 to approximately $1,527,810 for the six month period ended March 25, 1999. The steel service center sales of approximately $5,534,000 represent 87% of the total Company s sales for the first six months of the current fiscal year. Likewise, service center sales of approximately $5,747,000 for the same period of the prior fiscal year also represents 87% of the total
Company s sales. This represents a decline of 4% in service center sales for the first six months of the current year compared to the same period of the prior fiscal year. The decline is primarily due to low metal prices and somewhat lower than expected demand. The fabrication business contributing 13% of the total sales during the first six months of both fiscal years, experienced a 1% decline in sales volume from approximately $854,000 for the prior fiscal year to approximately $843,000 for the current year. During both years the first six months reflected extremely low demand from the industrial users of fabricated products. The prospects for the third quarter do not appear to be much improved.

     Operating expenses at approximately $1,492,000 for the six month period ended March 25, 1999 are roughly $20,000 higher than approximately $1,472,000 for the same period of the prior fiscal year. The slight increase is the result of more indirect labor not captured in product production. A small reduction in sales volume generally results in this type of situation in the short run.

     Interest expense, at approximately $143,000 for the
six month period ended March 25, 1999 is 5% lower than approximately $150,000 for the same period of the prior year. The decrease was possible as a result of declining inventory
prices.   With fewer dollars invested in inventories of
approximately the same tons as the prior fiscal year, dependence on the operating line of credit was significantly reduced, with the end result of lower interest expense.

     Other income at approximately $21,000 for the first six months of the current fiscal year compares to approximately $10,000 for the first half of the prior fiscal year. The increase is the result of an industrial insurance dividend paid by the State of Washington based on higher than usual investment returns on the state reserves. This will likely be a one-time occurrence.

Lower sales volume and higher operating expense combined produced a net loss for the first six months of the current fiscal year of approximately $41,000 compared to a net loss for the same period of time during the prior fiscal year of approximately $6,000. If the price of metal in the marketplace begins to stabilize, the trend may be reversible in the last half of the year.

Three Months Ended March 25, 1999

     Sales of approximately $2,841,000 for the second quarter of the current fiscal year are 15% lower than approximately $3,341,000 for the second quarter of the prior fiscal year.
The steel service center business, which contributed 94% of the total combined sales for the three month period ended
March 25, 1999, experienced a 13% decline in sales volume over the second quarter of the prior fiscal year. Increased competition and continuing declining metal prices account for the decrease. The fabrication business, with a 35% decline in sales volume, represents approximately 6% of the combined sales for the second quarter of the current fiscal year compared to 8% during the second quarter of the prior fiscal year. The sharp decline is the result of a very limited demand from the industrial users of fabricated metal products in the Inland Northwest. This group of customers continues to predict lackluster demand for the third quarter.

     Gross margins for the three-month period ended March 25, 1999, at 24.9% of sales compare to 25.1% of sales for the same period of the prior fiscal year. With the lower sales volume, gross margin dollars for the second quarter of the current fiscal year at approximately $707,000 lag those of the prior year s second quarter at approximately $839,000 by 16%. The lower gross margins are also the result of the continuing decline in metal prices from the supply sources.

     Operating expenses at approximately $701,000 for the three-month period ended March 25, 1999 are 4% lower than approximately $734,000 for the same period of the prior fiscal year. The decline is due to the reduced sales volume in the current fiscal year. Sales, however, declined at a more rapid pace than operating expense.

     Interest expense for the three-month period ended March 25, 1999 at approximately $66,000 is 13% lower than approximately $76,000 for the same period of time during the
preceding fiscal year.   The decline is attributable to the
lower inventory values, which results in a lesser dependence on our operating line of credit. This will be a temporary situation until the price of metal begins to recover to its former value.

     Lower sales volume and a lower gross margin percentage contributed to the overall net loss for the second quarter of the current fiscal year in the approximate amount of $22,000. The net income of approximately $26,000 is the comparative figure for the same period of the prior fiscal year.

PART II. OTHER INFORMATION.

     Item 1.  Legal Proceedings.
          None.

     Item 2.  Changes in Securities.
     	At December 25, 1998 and September 26, 1998, the Company owed $128,000 to related parties pursuant to the terms of a convertible debenture agreement. The debentures require semi-annual interest payments and are secured by the Company s land and building. In October 1998, the agreement was amended from an interest rate of 9.25% to 8.75% and from a due date of October 31, 1998 to October 31, 1999. Accordingly, the related party debt has been classified as a current liability at March 25, 1999 and a noncurrent liability at September 26, 1998. The debentures are convertible into shares of the Company s common stock at a per share rate of $.28 through maturity. The Company, at its option, may call any or all outstanding debentures for redemption.


     The Company conducted a tender offer on odd lot shares from January 1998 through December 15, 1998. As a result of the offer, the Company purchased 4,715 shares for a total cost of $3,220. Another tender offer is currently active for shareholders with 100 or fewer shares that expires on June
30, 1999.

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


						THE COEUR D ALENES COMPANY
								(Registrant)
Dated: April 29, 1999
						/s/ Marilyn A. Schroeder
						Marilyn A. Schroeder,
Treasurer and
						Chief Financial Officer
						(Authorized Officer and
Principal 	Accounting and
Financial Officer)