Form 10QSB
period 1999-06-25
COEUR D ALENES CO /IA/
filed 1999-07-30
CIK 861502

US SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB
(Mark One)
[X]  	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
JUNE 25, 1999. TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
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

       5,345,419 shares of common stock, no par value, were outstanding as of June 30, 1999.

PART I.  FINANCIAL INFORMATION.

     Item 1.  Financial Statements.

     The condensed financial statements of The Coeur d'Alenes Company (sometimes referred to herein as the "Company") included herein have been prepared by the Company without audit or review by the Company's accountants pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary to a fair statement of the results of operations for the interim periods ended June 25, 1999 and June 25, 1998 have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in The Coeur d'Alenes Company's latest audited financial statements for the fiscal year ended September 26, 1998.

 Index of Financial Statements


                                                        	        Page
Consolidated Balance Sheets -
June 25, 1999 and September 26, 1998  	       	 	 		             3

Unaudited Consolidated Income Statements -
Six Months Ended June 25, 1999 and June 25, 1998			              4

Unaudited Consolidated Income Statements -
Three Months Ended June 25, 1999 and June 25, 1998  			          5

Unaudited Consolidated Statement of Cash Flows -
Six Months Ended June 25, 1999 and June 25, 1998  			            6

Condensed Notes to Unaudited Consolidated Financial Statement   	7


 THE COEUR D'ALENES COMPANY
CONSOLIDATED BALANCE SHEET
June 25, 1999 and September 26, 1998

                                      June 25, 	        September 26
   	                                  1999 		           1998
(Unaudited)		(Audited)
ASSETS
Current Assets:
     Cash                  				       $      9,319      $    39,486
     Accounts receivable         			     1,007,036      		1,417,269

     Inventory            	 			          2,210,137      		2,553,384
     Other current assets   	   		          68,882		         56,000
     Total current assets        			     3,295,374	      	4,066,139

Plant, Property and Equipment         		 5,042,383        4,896,087
     Less accumulated depreciation 		    1,710,183        1,539,044
     Net plant property and equipment	   3,332,200        3,357,043

Other assets                        		      51,268           72,010
Total assets                       			  $6,678,842       $7,495,192

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Short term bank borrowings		       $  127,231	      $  842,826
     Accounts payable                     	633,730          585,811
     Accrued expenses                      270,100   	      400,509
     Debentures payable to related parties	128,000	        	 	0
     Current amount on long-term debt      147,247          134,714
       Total current liabilities      		 1,306,308        1,963,860

Long-term debt:
     Deferred tax liability                120,000          120,000
     Long term debt less current
         maturities                      2,317,734	       2,328,170
     Long term debt to related parties         	 0          128,000
               Total long term
                       liabilities    		 2,437,734        2,576,170
Total liabilities                        3,744,042     	  4,540,030

Stockholders' Equity:
     Capital Stock                  	    1,186,192     	  1,186,192
     Retained earnings                   1,755,958	       1,775,320
                                         2,942,150     	  2,961,512
          Less Treasury Stock at cost        7,350            6,350
          Total stockholders' equity     2,934,800        2,955,162
     Total liabilities and stockholders'
          equity                        $6,678,842       $7,495,192

THE COEUR DALENES COMPANY
UNAUDITED CONSOLIDATED INCOME STATEMENT
 Nine Months Ended June 25, 1999 and June 25, 1998

                                   			  1999    	        1998

Net sales                   	         $  9,386,402      $10,488,212

Cost of sales                        		  7,080,475    	   7,927,801

Gross profit on sales               	 	  2,305,927        2,560,411

Selling, general and administrative
          Expenses	                   	  2,211,765        2,246,617

Operating income 		                 	       94,162 		       313,794

Other income (expense)
     Interest income               	        31,339		         25,091
     Interest expense                   (  199,036)	       (230,404)
     Other income                           42,800		         36,810

Total other expense			              	   (  124,897)        (168,503)

Income (loss) before income tax expense (   30,735)	        145,291

Income tax expense (benefit)     		     (   11,372)          53,757


Net income (loss)                 		$   (   19,363)      $   91,534

Earnings (loss) per share        	$     (   0.00  )      $    0.02

     Shares outstanding             	    5,348,735        5,352,553


THE COEUR D'ALENES COMPANY
UNAUDITED CONSOLIDATED INCOME STATEMENT
Three Months Ended June 25, 1999 and June 25, 1998

                            			   	 1999	                1998

Net sales                           $3,037,938           $3,918,292

Cost of sales                        2,259,821	           2,945,030

Gross profit on sales           		     778,117	             973,262

Selling, general and
      administrative expenses    	     719,519              774,278


Operating income           	    	       58,598              198,984

Other income (expense)
     Interest income   	       	         9,475      	         8,772
     Interest expense           	      (56,155)            ( 80,522)
     Other income                       21,687               26,789

Total other expense        	    	      (24,993)	           ( 44,961)

Income (loss) before income
     tax expense               	        33,605	             154,023

Income tax expense        	    	        12,434               56,989

Net income	                   			    $  21,171          	   $97,034

Earnings per share          	  		    $   0.00  	            $ 0.02

     Shares outstanding         		   5,348,735 	          5,352,553


THE COEUR D'ALENES COMPANY
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
Nine Months  Ended June 25, 1999 and June 25, 1998

                                   	 1999 	               1998
 Cash flows from operating activities:
     Net income (loss)		             (  19,363)        		$  91,534
     Adjustments to reconcile net
        income to cash provided
        (used) by operating activities:
        Depreciation         		        194,076             194,909
          Gain on disposal of assets (     250)		        (   1,000)
          Changes in assets and
               liabilities
               Accounts and notes
                  receivable	          410,233            (237,670)
               Inventories             343,247	           (782,544)
               Prepaid expense and other
                 current assets       ( 12,882)       	      4,493
               Other assets             20,742              18,976
               Accounts payable         47,919		           656,214
               Accrued expenses       (130,409)	            28,973


     Cash provided (used) by
         operating activities          853,313        		  ( 26,115)

Cash flows from investing activities:
     Proceeds from sale of assets          250               1,000
     Additions to property
        and equipment                ( 169,233)        	  (141,487)

Cash used by investing activities    ( 168,983)           (140,487)

Cash flows from financing activities:
     Purchase of Treasury shares     (   1,000)        	  (  1,140)
     Net borrowing (repayment)
          under line of credit       ( 715,595)            114,316
     Principal repayment of
          long-term debt    	        (  75,902)           ( 70,412)
     New long term note			              78,000		            67,000

     Cash provided (used) by
          financing activities        (714,497)       	    109,764

Net increase (decrease) in cash      (  30,167)	         (  56,838)
Cash, beginning of period               39,486		            89,495

Cash, end of period         	      $     9,319	      	   $  32,657




THE COEUR D'ALENES COMPANY
CONDENSED NOTES TO UNAUDITED
CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies.

Significant accounting policies followed for the nine months ended
June 25, 1999 are the same as those contained in the Summary of Significant Accounting Policies from the Company's audited financial statements as of September 26, 1998 and September 27, 1997.

(2)  Inventories.
Inventories are summarized as follows:

                                    June 25,	     	September 26,
                                  				1999           1998
Fabrication inventories:
   Raw materials		 	                $   47,345   		$     31,826
   Work-in-progress                    322,351		         67,293

   Inventories, at FIFO cost           369,696		         99,119
   LIFO reserve                     (   19,861)       (  19,861)

Inventories, at LIFO cost      	       349,835           79,258

Distribution inventories, at FIFO	   1,860,302   		   2,474,126

Total inventories               	   $2,210,137       $2,553,384

(3)  Short-term bank borrowings.

     The Company has $1,850,000 in bank credit lines which mature on May 1, 2000. Interest is charged at the lenders prime rate plus .25%, 8% at June 25, 1999. Outstanding borrowings are collateralized by accounts receivable and inventories.

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

(4)  Capital Stock.

      The Company conducted three tender offers which expired during the current fiscal year. The offers resulted in 3,416 shares being repurchased as treasury stock with a total cost to the Company of $2,240. The purpose of the tender offers was to buy out odd lot holders of stock with diminimus value which cost the Company more to service than the value of the stock held. An extension of the third tender offer is currently open for holders of 100 or fewer shares. The offer will expire on November 30, 1999 unless extended by the Company. The total cost to repurchase the stock is expected to be less than $4,000.

(5)  Federal Income Tax Expense

     As of June 25, 1999 and September 26, 1998, the Company has a deferred long term tax liability of $120,000 resulting primarily from the use of accelerated methods of depreciation of fixed assets and a deferred tax asset of $56,000 resulting from vacation accrual and bad debt allowance. A valuation allowance on the Company's deferred tax assets has been established to the extent the Company believes it is more likely than not that the deferred tax assets will not be realized.

     There were no extraordinary items to be reported for any of the above accounting periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

   	During the first nine months of the current fiscal year, the Company's working capital decreased from approximately $2,102,000 at the end of the prior fiscal year to approximately $1,990,000 as of June 25, 1999. The 5% decline is the result of debentures in the amount of $128,000 moving from long term to current liabilities. These debentures are due on October 31, 1999. They are convertible to common stock at the rate of $.28 per share, however, any debentures that have not been converted by October 31 will be repaid. The operating line is adequate to retire this debt and currently has an interest rate _% lower than the 8-3/4% carried by the debentures.

	On January 26, 1998 the Company converted a real estate loan with a variable rate to an 8-1/2% fixed rate loan for the remaining term.

	The Company is dependent on an operating line of credit, secured by accounts receivable and inventory, to meet its daily financial obligations. The cost of metal from the mills has declined significantly over the last eighteen months. Because fewer dollars have been invested in the same tonnage required to be carried in inventory, the Company has relied to a much lesser extent on its operating line. When the prices go back up the Company will once again resume a heavier dependence on borrowed funds. A $1.85 million operating line is currently in place through May 1, 2000.

Results of Operations:

Nine Months Ended June 25, 1999

	Sales of approximately $9,386,000 for the nine month period ended
June 25, 1999 are approximately 11% lower than approximately $10,488,000 for the same nine month period of the prior fiscal year. The sales decline was accompanied by a similar decline of 10% in gross margins over the same period of time from approximately $2,560,000 for the nine month period ended June
25, 1998 to approximately $2,306,000 for the nine month period ended June 25, 1999. The steel service center sales of approximately $8,471,000 represent
90% of the total Company's sales for the first nine months of the current fiscal year. Likewise, service center sales of approximately $9,096,000 for the same period of the prior year represent 87% of the total Company's sales. This 7% decline in sales volume is due to low metal prices and lower than expected demand. This trend can likely be expected to continue during the last quarter of the fiscal year. The fabrication business, contributing 10% of the total sales for the first nine months of the current fiscal year and 13% for the same period of the prior year experienced a 30% decline in sales volume from approximately $1,590,000 to $1,107,000. The demand for fabricated metal products within the Company' s market area has been extremely low for the last two years. Indications are that the market is slowly improving. Backlogs are beginning to build up slowly.

  	Operating expenses at approximately $2,212,000 for the nine month period ended June 25, 1999 are roughly 35,000 lower than the approximately $2,246,000 for the same period of the prior fiscal year. The 2% decrease is primarily related to the lower sales volume. Crane repairs are also down significantly from the prior year due to capital expenditures on crane upgrades.

	Interest expense, at approximately $199,000 for the nine month period ended June 25, 1999 is down 13% from approximately $230,000 for the same period of time during the prior fiscal year. The decrease was possible as a result of declining inventory replacement prices. With fewer dollars invested in inventories, borrowing on the operating line of credit is much lower than for the prior year. If the supply of low priced foreign metal products declines, the cost of metal may go back up, resulting in renewed dependence on the operating line of credit.

	Other income at approximately $43,000 for the first nine months of the current fiscal year compares to approximately $37,000 for the same period of time during the prior fiscal year. The increase is the result of an industrial insurance dividend paid by the State of Washington based on higher than usual investment returns on these reserves. The Company also participates in a purchasing cooperative for the steel service center industry. The first purchase rebate was paid during the current year. While the first rebate was small, the impact on future years may be greater.

	Lower sales volume without a similar decrease in operating expense resulted in a year to date net loss of approximately $19,000 compared to a net income of approximately $92,000 for the same period of time during the prior year. While the third quarter net income was not large, the price of metal in the marketplace shows signs of stabilizing and it that should be the case, fourth quarter will be much improved.

Three Months Ended June 25, 1999

	Sales volume for the third quarter of the current fiscal year lags behind that of the third quarter of the prior year by 22%. Over half of the approximately
$880,000 decrease was in the fabrication business. The fabrication business posted sales volume of just over $750,000 during the third quarter of last year and just under $279,000 for the third quarter of the current year. The remaining
$410,000 decrease was in the steel service center business. The comparative combined third quarter sales figures are approximately $3,038,000 for the current year and approximately $3,918,000 for the prior year. Continuing depressed metal prices and increased competition accounts for the decrease.
The limited demand for fabricated metal products continued throughout the third quarter of the current year. Orders already placed for the fourth quarter indicated that the final quarter of the fiscal year will be more profitable than the third quarter for the fabrication business.

	Gross margins for the three month period ended June 25, 1999 at 26.6% of sales compare to 24.4% for third quarter of the prior year. Even with gross margins at 2 percentage points higher than last year, the total gross margin dollars for the third quarter of the current year are 20% lower than the same period of time during the prior year. At approximately $778,000 for the current year, third quarter margins lag the prior year by approximately $195,000.

	Operating expenses at approximately $720,000 for the three month period ended June 25, 1999 are 7% lower than approximately $774,000 for the same period of the prior fiscal year. The $54,000 decrease was possible because of the decline in sales volume (tonnage) and the lower repair expense resulting from capital improvements.

	Interest expense for the three month period ended June 25, 1999 at approximately $56,000 is 30% lower than approximately $81,000 for the same period of time during the preceding fiscal year. Lower inventory values allowed the Company to borrow less money. This is expected to be a short term benefit as the price from supply sources firms up. Any increase in interest expense due to higher cost inventories should be offset by better gross margins.

	Lower sales volume resulted in a net income for the third quarter of the current year significantly lower than that of the same quarter of the prior fiscal year. At 1.1% of sales, the third quarter net income for the current year of approximately $12,000 compares to .9% of sales or approximately $92,000 for the prior year.


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

	The Company conducted tender offers on odd lot shares from October 1998 through June 30, 1999. As a result of the offers, the Company purchased 7,123 shares for a total cost of $2,240. An extended tender offer is currently active for shareholders with 100 or fewer shares and expires on November 30, 1999.


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


					THE COEUR D'ALENES COMPANY
							(Registrant)
Dated: July 29, 1999
					/s/ Marilyn A. Schroeder
					Marilyn A. Schroeder, Vice-President,
Treasurer and Chief Financial Officer
					(Authorized Officer and Principal
					Accounting and Financial Officer)






SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


					THE COEUR D'ALENES COMPANY
							(Registrant)
Dated: July 29, 1999
					__________________________________________
					Marilyn A. Schroeder, Vice-President,
Treasurer and Chief Financial Officer
					(Authorized Officer and Principal
					Accounting and Financial Officer)










Page 13 of 13