Form 10KSB
period 1999-09-30
COEUR D ALENES CO /IA/
filed 1999-12-21
CIK 861502

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 25, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] for the transition period from

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


                             Name of each exchange
                    Title of each class on which registered


                           Common stock, no par value

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to such filing requirements for at least the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year: $12,247,613

The aggregate market value of the voting stock of the registrant held by non affiliates cannot be readily determined because there is no established public trading market for such stock.

Shares outstanding as of December 7, 1999: 5,344,233

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

         In October 1993, Cd'A made a significant acquisition of assets when it purchased property for distribution operations for approximately $1,150,000, with the seller providing most of the financing. During September, 1995, construction began on a new facility at the same location to house the fabrication business. A construction loan from the Seafirst bank in the amount of $1,678,728 was used to pay off the seller provided financing and provide 75 percent of the cost of construction. In September 1996, the facility was complete and the business relocated. During August, 1996, construction began to remodel and enlarge the office space located on the same property. The total cost was approximately $262,000. The project was completed December 1996. See Items 2 and 6.

(b)  NARRATIVE DESCRIPTION OF BUSINESS.

         Cd'A is based in Spokane, Washington and conducts its operations in two separate facilities located at 3900 E. Broadway in Spokane, Washington. The fabrication operations generally consist of the custom production of finished metal structures or products (or components thereof) in accordance with a customer's specifications. The fabrication operations include activities such as cutting, bending, drilling, riveting, welding, assembling. The items produced by the fabrication operations vary depending upon the nature of a customer's order, but in the past have included such items as baghouses (which trap emissions from factories or other manufacturing facilities), crucibles, potshells and liners for aluminum, magnesium or other metal producers, slurry impellers for industry and structural metal supports for highway signs. The distribution operations generally consist of the resale of stock metal materials purchased from mills with further processing or other services, such as cutting, bending, burning, or sawing stock metal materials to a customer's specifications (component parts) or delivery to a customer's location. Metal materials in various types, grades, shapes and sizes are sold by the distribution operations, including such items as beams, bars, plates, sheets, angles, tubes, pipes, gratings and decorative iron. The distribution operations are referred to in the industry and sometimes referred to herein as a steel service center.

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

         Since there is turnover among Cd'A's customers (especially in the fabrication business which is on a job to job basis and often involves relatively large jobs), over any given period, the business of a few customers may represent a significant portion of Cd'A's business. In fiscal 1999 one customer amounted to 12% total sales. In fiscal 1998, no single customer contributed business in excess of 10% of total net sales. The loss of this large customer could have a significant adverse effect on the immediate business of Cd'A especially in those situations where it resulted in the loss of large fabrication jobs which had already been awarded to Cd'A. The turnover among customers, however, means that any such adverse effect on the business of Cd'A over the longer term will be more attenuated.

         Nonetheless, it is still important for Cd'A to retain any such large customers.

         The primary market area served by Cd'A is the Pacific Northwest. Although the market area also fluctuates somewhat over time, currently the biggest market area in terms of sales is the Inland Northwest (Eastern Washington, Northern Idaho, Northeastern Oregon and Western Montana). The geographical market area of Cd'A is somewhat constrained by high relative transportation costs associated with delivery to customers of products it sells. The transportation cost component, however, is a more significant factor for the steel service center operations than for the fabrication operations because of the higher value added component and potential for higher margins in the fabrication business. Cd'A markets its products throughout the Inland Northwest through sales representatives who cover this territory.

         In October, 1999, Stock Steel opened a small warehouse facility in Wenatchee, WA. The primary business purpose is to sell ornamental iron and to provide will call service to businesses in the area, many of which Stock Steel is already supplying out of the Spokane facility.

         Cd'A's steel service center business faces stiff competition, both from other steel service centers (mainly those located in or near Cd'A's market area due to transportation costs) and, for larger orders not requiring additional processing or other services, from the mills themselves (not necessarily limited to those located in or near Cd'A's market area since transportation costs from the mill to Cd'A and from Cd'A to the customer may be approximately the same as transportation costs from the mill directly to the customer). Cd'A's fabrication business also faces stiff competition from other fabrication businesses, primarily those located in the West and Midwest but also to a lesser extent, those located in other areas of the United States. Again, transportation costs somewhat constrain the size of the geographical market area for competing fabrication operations, although as mentioned above this is a less significant factor than for steel service center operations. Relatively high transportation costs have not had and are not anticipated to have, a significant impact on Cd'A's operations because, as mentioned above, the competition in the area generally is faced with the same costs. In addition, to the extent that the fabrication business market has been in Western Washington where much of the competition is located, the cost of living and therefore labor rate differentials generally were enough to offset the higher transportation cost of Cd'A.

         Cd'A's steel service center business has larger working capital requirements than the fabrication business. Cd'A is required to carry significant amounts of inventory (generally three to four months worth) in the steel service center business in order to provide just-in-time delivery for its customers. Although Cd'A provides rights to return materials, materials returned to Cd'A after sale for reasons other than quality of product or service are subject to a restocking charge. Cd'A experiences a very limited amount of returned goods. Customer payment terms are primarily net 30 days. Ten day payment discounts are offered to some customers. The fabrication business requires smaller working capital for work in process inventory.

         Metal price fluctuations on the supply side have an effect on the amount of working capital required to support inventories. When the price of metal goes down, as it did during the year ended September 25, 1999, the resources required to be invested in inventories declines also. Generally the gross margins available in the market during these periods of declining prices are lower than normal. When the cost goes back up again, margins will generally recover assuming the strength of the market does not deteriorate.

         Both the steel service center business and the fabrication business are dependent on local, regional and, to a lesser extent, national economic conditions. The cyclical nature of these businesses makes it necessary for Cd'A to constantly watch the economic indicators in order to adjust capacity and inventory appropriately. Failure to anticipate a downturn or upturn can have a negative effect on earnings and cash flows because capacity and inventory may be too high in a downturn resulting in a higher cost structure and increased cash flow pressures and too low in an upturn resulting in lost sales.

         Cd'A has generally not experienced a material seasonal effect on its business. The company's two major areas of business, steel distribution and steel fabrication are somewhat counter cyclical.

         Cd'A has no material patents, trademarks, licenses, franchises, concessions or royalty agreements. During September 1999, prior to fiscal year end, Cd'A acquired a license agreement to manufacture and market a road patching machine, the concept of which is covered by patents. Cd'A then assigned the license agreement to a newly formed company, Road Renovator, LLC (the "LLC"). As a result of the assignment, Cd'A received an ownership interest in the LLC. Once the expected venture capital has been raised, Cd'A's interest will be 30%. The LLC has an agreement with ARESCO, Inc. to manufacture the equipment.

         Cd'A fabrication business had a labor contract with Ironworkers Local #506 which expired August 1995. The Company continued to apply the terms and conditions of the expired contract while attempting to negotiate a new, mutually agreeable contract. In December 1996 the employees who were members of the Ironworkers union elected to decertify and are no longer covered by a labor contract. Cd'A also had a labor contract with Teamsters Local #582 which expired in April 1995. Following the Ironworkers decertification, in June 1997 the Teamsters Local #582 disclaimed recognition of a bargaining unit at Cd'A. There are currently no employees covered by a labor contract.

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

         Cd'A currently has 65 total employees (54 in the steel service center business and 11 in the fabrication business). The Company believes that its relations with its employees are good.

ITEM 2.  DESCRIPTION OF PROPERTY.

         Cd'A conducts its operations out of two facilities located at 3900 E Broadway in Spokane WA. Each of the two facilities is approximately 42,150 square feet for a total of approximately 84,300 sq. ft. The fabrication business occupies approximately 20,000 square feet in the most recently constructed building, with the steel service center business occupying the remaining 64,300 square feet. The property was purchased by Cd'A in October 1993 with approximately 45,000 square feet of building including approximately 3,000 square feet of office space. An additional 42,150 square foot facility was added during the fiscal year ended September 1996. During the first quarter of the fiscal year ended September 1997, an additional 3,050 sq. ft. of office space was added to the existing office space. On September 10, 1999, The Company entered into a lease for a small warehouse in Wenatchee, WA. The term of the lease is two years, beginning October 1, 1999. The monthly rent is $1,600 per month for the first year and $1,648 per month for the second year. The lease can be terminated at the end of the first year upon notice properly given and with a termination penalty of $2,000. The Company also has an option to renew the lease for an additional five years with a 3% escalation clause with respect to lease payments. The lease also provides for a first right of refusal on some additional warehouse space adjoining the space currently leased.The Company believes its facilities are suitable and adequate to meet its current needs.

         The facilities have a first lien in favor of a bank securing a promissory note in the amount of approximately $1,840,000 as of September 25, 1999 and a second lien in favor of the holders of convertible debentures in the amount of $128,000. See item 5 and 6.

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


PART II

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

         (a) MARKET FOR COMMON STOCK. Although the common stock of Cd'A, having no par value, is traded on the over-the-counter market based in Spokane, Washington, there is currently no established public trading market for Cd'A Common Stock. Since July 1, 1993, Cd'A Common Stock has been traded on this over-the-counter market, with the primary basis consisting of limited quotations by Sandberg Securities, Empire Securities and Pennaluna, Inc., securities broker-dealers based in Spokane, Washington and Coeur d'Alene, Idaho. The range of high bid and low bid quotations for Cd'A Common Stock, by quarters, for the period beginning October 1, 1997 through September 30, 1999 are set forth in dollars per share below:

                                  1999                     1998
                                High - Low              High - Low
                                ----------              ----------

July 1 - September 30           $.16 - $.12             $.28 - $.28
April 1 - June 30               $.24 - $.16             $.28 - $.20
January 1 - March 31            $.28 - $.23             $.20 - $.20
October 1 - December 31         $.28 - $.28             $.20 - $.20

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

(b) HOLDERS. As of December 6, 1999, there were approximately 825 holders of record of Cd'A Common Stock.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company anticipates that it will continue operating the steel distribution business much as it has for the past two years during the twelve-month period beginning September 26, 1999 and ending September 30, 2000. In October 1999, the Company signed a two-year lease on a small warehouse facility in Wenatchee, WA. The Company intends to conduct a business similar to the steel distribution business in Spokane out of the Wenatchee location on a much smaller scale. The inventory will be supported out of the Spokane facility and it should not be necessary to increase the Company wide inventory by a significant amount. The Company has an option to cancel the lease at the end of the first year with a $2,000 penalty.

         Gross margins as a percent of sales are likely to be somewhat lower than the year just ended. After approximately eighteen months of declining steel prices, the replacement inventory costs appear to be going back up. The economic climate will likely prevent any sales growth in the distribution business other than what may be attributable to the Wenatchee branch. The demand for fabricated metal products in our niche of the market appears to be strong and should allow for some sales growth in the fabrication business segment.

         During October 1993, the Company purchased the real estate occupied by the Steel Service Center business and sold convertible debentures in a private placement in order to raise the down payment. The purchase price of the property was $1,150,000. The convertible debenture offering was for $250,000 with $200,000 used for the down payment. The debentures were due in October, 1998, but the initial term was extended for one additional year to October 31, 1999. The interest rate during the extended term was decreased from 9-1/4% to 8-3/4%. The debentures allowed the holder to convert in whole or in part to Cd'A common stock after October 31, 1994. The initial conversion price was $.125 per share of Cd'A common stock. On November 1 in each of 1995, 1996 and 1997, the conversion price was increased by an amount equal to 20% of the initial conversion price. On October 30, 1995, $122,000 of the debentures were converted at the initial conversion price of $.125 per share resulting in 976,000 additional shares of common stock issued and outstanding. The conversion price during the period of the extension was $.28 per share. The debentures were secured by a second lien on the real estate. The remaining $128,000 of debentures were redeemed subsequent to the end of the fiscal year on October 31, 1999.

         The Company has a loan secured by a first lien on the real estate out of which the businesses are operated. The loan is due in January 2007 and has a twenty-year amortization period with a balloon payment of the balance remaining at the end of ten years. The interest rate was fixed in February 1998 at 8-1/2%.

         During the current fiscal year the Company plans to spend approximately $130,000 to purchase some additional equipment, replacing existing aged equipment and adding capacity. It is likely that a bank will provide funds for 75% of the anticipated expenditures with terms and conditions similar to those negotiated on other equipment loans.

         In fiscal 1999, the Company financed the business primarily with cash flows from operating activities. During the year ended September 25, 1999 cash decreased by approximately $7,000. The Company's cash flows provided by operating activities were approximately $720,000 in fiscal 1999 and approximately $220,000 in fiscal 1998. Cash flows provided by operating activities in fiscal 1999 were primarily impacted by net income of $142,000, adjusted by depreciation of $230,000, a decrease in accounts receivable and inventories of $365,000 and $89,000 respectively and by increasing accrued expenses of $103,000. Cash flows provided by operating activities in fiscal 1998 primarily consisted of net income of $251,000, adjusted by depreciation of $219,000, an increase in accounts payable and accrued expenses of $65,000 and reduced by increases in accounts receivable and inventories in the amounts of $165,000 and $211,000 respectively. Cash flows used by investing activities of $217,000 during fiscal 1999 and $242,000 in fiscal 1998 were attributable to additions to property and equipment. Cash flows used by financing activities during fiscal 1999 of $510,000 were primarily used to pay down the operating line of credit and to repay $110,000 on long-term debt, offset slightly by additional borrowing of $78,000 on a new equipment loan. Cash flows used by financing activities for fiscal 1998 of $28,000 were primarily used to make payments on term debt of $102,000 offset by a new term loan in the amount of $67,000 and net borrowing of $10,000 on the operating line of credit.

         Working capital at September 25, 1999 of approximately $2,105,000 is virtually the same as at September 26, 1998 in the amount of $2,102,000. Cd'A is very dependent on external sources of funding in the forms of operating lines of credit and long term property and equipment loans. As of the end of the fiscal year ended in September, 1999, Cd'A has an operating line of credit in the amount of $1,850,000 with a bank. The interest rate is the bank's prime rate plus 1/4%. The operating line expires on May 1, 2000. In the event that it is not possible to renew the operating line, it would be necessary for Cd'A to raise capital through stock issuances, bond sales or other available means. Management, however, does not anticipate a significant problem in renewing the operating line next April on substantially the same terms and conditions as the current line.

NEW ACCOUNTING PRONOUNCEMENTS

         In June, 1998, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the change in the fair value of the hedged asset or liability that is attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the effective date of SFAS No. 133 to now be for all fiscal quarters of fiscal years beginning after June 15, 2000.

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

         In June 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires all start-up and organizational costs to be expensed as incurred. It also requires all remaining historically capitalized amounts of these costs existing at the date of adoption to be expensed and reported as the cumulative effect of a change in accounting principle. SOP 98-5 is effective for all fiscal years beginning after December 31, 1999.

         In February 1999, the FASB issued SFAS No. 135, "Rescission of Financial Accounting Standards Board No. 75 and Technical Corrections." SFAS No. 135 rescinds SFAS No. 75 and amends SFAS No. 35. SFAS No. 135 also amends other existing authoritative literature to make various technical corrections, clarify meanings, or describe applicability under changed conditions. SFAS No. 135 is effective for financial statements issued for fiscal years ending after February 15, 1999.

         None of the foregoing pronouncements is expected to have a material effect on the Company's reported operating results or on its financial statement presentation.

YEAR 2000 COMPLIANCE

         The Company has reviewed its business and processing systems and determined that all critical elements of the systems are year 2000 compliant. The Company has made inquiries of customers and suppliers on which the operations of the business are critically dependent to determine their year 2000 readiness. An analysis of the responses indicates substantial compliance with year 2000 issues, so that any effect based on a third party's noncompliance is not expected to be material.

         The Company has expended approximately $25,000 on programming changes and new equipment in order to assure that all of our systems are Year 2000 compliant. If for some reason any of the the programming should fail, alternative manual systems could be easily implemented. None of our production equipment have date sensitive programming.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the percentage of revenues represented by certain items reflected in the Company's statements of income:

                                                       Year Ended
                                             ------------------------------
                                             September 25,    September 26,
                                                 1999              1998
                                             -------------    -------------
Net Sales                                       100.00%          100.00%
Cost of Sales                                    73.14%           74.62%
Gross Profit                                     26.86%           25.38%
Selling, General &
  Administrative Expense                         23.89%           21.20%
Operating Income                                  2.97%            4.18%
Interest Income                                    .33%             .26%
Interest Expense                                 (2.03%)          (2.10)%
Other Income                                       .38%             .18%
Income Before Income Taxes                        1.65%            2.52%
Income Tax Expense                                 .49%             .77%
Net Income                                        1.16%            1.75%

Fiscal 1999 Compared to Fiscal 1998

         Net sales decreased 15% to $12,248,000 in fiscal 1999 from $14,368,000 in fiscal 1998. Fabrication sales declined by 37% to $1,476,000 from $2,331,000 the prior year. The decline was due to a diminished demand in that segment of the fabrication market that makes up our niche. Distribution sales also declined by 10% to $10,772,000 from $12,037,000 the prior year. This decline was due to increased price competition in certain segments of the market. The lower distribution sales volume is expected to continue during the current fiscal year. The distribution business accounted for 88% of the consolidated sales during the fiscal year ended September, 1999 and 84% during the prior fiscal year. The fabrication business contributed the remaining 12% in fiscal 1999 and 16% in fiscal 1998.

         Cost of sales as a percentage of sales for fiscal 1999 at 73% compares to 75% during the preceding fiscal year. The decrease is the result of declining inventory replacement costs during the first three quarters of fiscal 1999. Cost of sales for the distribution business was 74% for fiscal 1999 and 76% for fiscal 1998, while the fabrication business increased to 69% for fiscal 1999 from 67% for the prior year.

         Selling, general and administrative expenses decreased by $119,000 during fiscal 1999 compared to fiscal 1998. The decrease was possible not only because the sales volume declined but also because fiscal 1998 was burdened with the expense of a plant reorganization to accommodate the move of a major piece of equipment. As a percentage of sales, the total selling, general and administrative expense increased to 24% of sales in fiscal 1999 from 21% in fiscal 1998.

         Interest expense at $248,000 during the fiscal year ended September 25, 1999 was $54,000 lower than for the prior fiscal year at $302,000. The decrease was primarily the result of the lower cost of inventories during most of fiscal 1999. The lower cost of material from the mills minimized the Company's dependence on the operating line of credit during the most recently completed fiscal year.

         Other income increased from $26,000 during fiscal 1998 to $46,000 for fiscal 1999. The increase was due to higher returns from a retrospective rating plan in which the Company participates for Industrial Insurance coverage and a one time dividend paid by the State of Washington on Industrial Insurance surplus funds.

         Income tax expense of $60,000 for fiscal 1999 compares to $110,000 for fiscal 1998. The effective tax rate was 30% for both years.

         At September 25, 1999, the Company had a deferred long term tax liability of $156,000 resulting primarily from the use of accelerated methods of depreciation of fixed assets offset slightly by a long term tax asset due to a net operating loss carryover. A valuation allowance has been established to the extent the Company believes it is more likely than not that the net operating loss tax advantage will not be realized. The Company also has a short term deferred tax asset of $65,000 resulting from vacation accrual and allowance for bad debts. The deferred tax liability and asset for the prior fiscal year were $120,000 and $56,000 respectively.

         The various factors discussed above resulted in a net income for the fiscal year ended September 25, 1999 of $142,000 compared to $251,000 for the year ended September 26, 1998.

ISSUES, OUTLOOKS AND UNCERTAINTIES

         Cd'A continues to make changes to the structure of its business as changing market conditions dictate. Most recently, the press brake business was moved to the distribution line of business and new equipment was purchased to supplement that segment of the business. During the current fiscal year, the Company has expanded to open a branch in Wenatchee. Management believes that the distribution business will experience somewhat of a flat sales volume for the current year. The fabrication business should be stronger. It appears that the cost of metal at the mills has started to increase after dramatic declines during the year just ended. The fabrication business has been working to expand its market niche with some success and will continue during the current year. The near term outlook for the fabrication business is good, however, it is hard to predict trends further than about six months into the future. The fabrication business added a Demag crane dealership to its line of business during fiscal 1998. During fiscal 2000, the Company will build some of the cranes it sells. The prospects for expansion in crane fabrication are good.


ITEM 7.   CONSOLIDATED FINANCIAL STATEMENTS.

     See the Consolidated Financial Statements beginning on page 19.

INDEX TO FINANCIAL STATEMENTS
     Audited Consolidated Financial Statements
     Report of Independent Certified Public Accountants             F-2
     Consolidated Balance Sheets                                    F-3 to F-4
     Consolidated Statements of Income                              F-5
     Consolidated Statements of Stockholders' Equity                F-6
     Consolidated Statements of Cash Flows                          F-7
     Summary of Accounting Policies                                 F-8 to F-10
     Notes to Consolidated Financial Statements                     F-11 to F-18

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

          (The balance of this page has been intentionally left blank)

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

(a) DIRECTORS AND EXECUTIVE OFFICERS. THE FOLLOWING TABLE SETS FORTH THE DIRECTORS AND EXECUTIVE OFFICERS OF CD'A.
                                                        Service
Name                          Age   Position            Commenced
----                          ---   --------            ---------
Jimmie T.G. Coulson           66    Director,           Jan. 1976
6203 S. Corkery Ext. Rd.            President,          Jan. 1982
Spokane, WA  99223                  Chief Exec. Off.    Jan. 1982

Marilyn A. Schroeder          48    Director,           Dec. 1991
N. 15406 Lloyd Lane                 Treasurer,          Jan. 1982
Mead, WA  99021                     Chief Fin. Off.     Jan. 1982
                                    Secretary           May  1994

Wendell J. Satre              81    Director            Mar. 1989
39 W. 33rd
Spokane, WA  99203

Robert Shanewise, M.D.        77    Director            Mar. 1989
921 W. Comstock Ct.
Spokane, WA  99203

Lawrence A. Stanley           71    Director            Feb. 1997
311 W. 32nd Ave.
Spokane WA  99203

Lawrence A. Coulson           41    Vice-President      Jan. 1990
5611 S. Corkery Road
Spokane WA  99223

Joel E. Simpson               42    Vice-President      Aug. 1995
1306 E. Sara Lane
Spokane WA  99223

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

         Mr. Satre has been a director of Cd'A since March 1989. He is a retired chairman and CEO of Washington Water Power. He also is a director and chairman of Output Technology Corporation and a director of ARESCO, Inc. and Key Tronic Corporation where he served as acting president from August 1991 to March 1992.

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

         Lawrence A. Stanley is currently CEO of Empire Bolt and Screw, Inc.; a Director of Washington Water Power Company; ARESCO, Inc., Output Technology Corporation, a manufacturer of high speed printers for industry; and CXT, Inc. a prestressed concrete manufacturer. He is past Chairman of the Association of Washington Businesses and the Spokane Area Chamber of Commerce.

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

ITEM 10.   EXECUTIVE COMPENSATION.

Name & Principal                             Other      Annual
Position                Yr       Salary*  Compensation  Bonus        Total
----------------        --       -------  ------------  ------       -----

Jimmie Coulson          99      $112,262**     0             0      $112,262
President, CEO          98      $109,197**     0        $7,200      $116,397
                        97      $102,577**     0             0      $102,577

         * Based upon salaries paid or accrued during fiscal years ended September 25, 1999, September 26,1998 and September 27, 1997. There are no employees other than the CEO who receive compensation in excess of $100,000 annually.

         ** Includes contribution to employee profit-sharing and 401(k) plan ("the plan") of $3,420 in 1999, $1,785 in 1998 and $2,054 in 1997. The plan is qualified under Section 401 and 501 of the Internal Revenue Code of 1986. All employees are eligible to participate after one year of service if they are 21 years of age or older and meet the minimum hours worked requirement. The plan is funded by discretionary contributions determined by the Cd'A Board of Directors and as of July 1, 1998, by a 50% match to employee contributed funds to a maximum of 6% of salary. The profit-sharing contributions are allocated to participants based on the participants salary as a percentage of total salaries of all participants. Vesting occurs on an incremental basis between the third and seventh year of service. No distributions were made to any executive officer during the last three fiscal years except as required to refund any excess deferrals. During the last three years the Company made no profit sharing contributions.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     (a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

         The following table sets forth the beneficial ownership of Cd'A Common Stock as of December 2, 1999 by each person known by Cd'A to be a beneficial owner of 5% or more of Cd'A Common Stock. As of such date, a total of 5,344,233 shares of Cd'A Common Stock were outstanding. This disclosure is made pursuant to certain rules and regulations promulgated by the Securities and Exchange Commission and in certain instances the number of shares shown as being beneficially owned may not be deemed to be beneficially owned for other purposes.

                                     Amount and
                                      Nature of
 Title of        Name and Address     Beneficial     Percent
   Class        Of Beneficial Owner   Ownership      of Class
 --------       -------------------  -----------     --------
Common Stock  Jimmie & Arlene Coulson
              6302 S. Corkery Road
              Spokane WA  99223        2,695,227      50.43

Common Stock   Lawrence A. Coulson*
               S 5711 Corkery Road
               Spokane WA  99223         363,953       6.81

*  Lawrence Coulson is the son of Jimmie Coulson

(b) SECURITY OWNERSHIP OF MANAGEMENT.

         The following table sets forth the beneficial ownership of Cd'A Common Stock as of December 7, 1999 by each director and executive officer of Cd'A, named individually, and all directors and executive officers of Cd'A as a group, without naming them. This disclosure is made pursuant to certain rules and regulations promulgated by the Securities and Exchange Commission and in certain instances the number of shares shown as being beneficially owned may not be deemed to be beneficially owned for other purposes.

                                     Amount and
                                      Nature of
 Title of        Name and Address     Beneficial     Percent
   Class        Of Beneficial Owner   Ownership      of Class
 --------       -------------------  -----------     --------
Common Stock   Jimmie & Arlene Coulson
               6302 S. Corkery Road
               Spokane WA  99223      2,695,227        50.43

Common Stock   Lawrence A. Coulson
               5711 S. Corkery Road
               Spokane WA  99223        363,953         6.81

Common Stock   Marilyn A. Schroeder
               N. 15406 Lloyd Lane
               Mead WA  99021           242,659         4.54

Common Stock   Wendell J. Satre
               39 West 33rd Ave
               Spokane WA  99203            389            0*

Common Stock   Joel E. Simpson
               E. 1306 Sara Lane
               Spokane WA 99223          26,003            0*

Common Stock   Robert Shanewise, M.D.
               921 W. Comstock Court
               Spokane WA  99203         96,809         1.81

Common Stock   Lawrence A. Stanley
               311 West 32nd
               Spokane WA  99203            389            0*

Common Stock   All directors & executive
               officers as a group     --------        -----
               (7 persons) *          3,425,429        64.10

* Indicates less than 1% of outstanding shares of class.

           (c) CHANGES IN CONTROL. Cd'A is not aware of any arrangements which may result in a change of control of Cd'A. See also item 6 relating to convertible debentures issued in October 1993.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The purchasers of the $250,000 aggregate principal amount of the Convertible Debentures sold and issued by Cd'A on October 29, 1993 and December 31, 1993, included the following persons and entities. Jimmie T.G. Coulson (President, Chief Executive Officer and director) purchased $87,000 original aggregate principal amount of the Convertible Debentures. A retirement account for the benefit of Robert P. Shanewise, M.D. (director of Cd'A) purchased $50,000 original aggregate principal amount of Convertible Debentures. Lawrence
A. Coulson (son of Jimmie T.G. Coulson) purchased $35,000. CINV (a partnership whose partners are Jimmie T.G. Coulson, Lawrence A. Coulson and David A. Coulson, sons of Jimmie T.G. Coulson, each of whom has a one-third partnership interest) purchased $15,000. Ben Harney and Dorothy Harney (parents of Marilyn
A. Schroeder, Treasurer and a director of Cd'A) purchased $13,000, Harry Yost and Ruth Yost (parents of Arlene Coulson) purchased $50,000. On October 31, 1995, the $87,000 purchased by Jimmie T. G. Coulson and the $35,000 purchased by Lawrence Coulson were converted to common stock at a conversion price of $0.125 per share. All remaining debentures were repaid on October 31, 1999.

Cd'A has no parent Company.

(The balance of this page has been intentionally left blank).

PART IV

ITEM 13.   EXHIBITS, SCHEDULES, AND REPORTS ON FORM 8-K.

(a) EXHIBITS

Exhibit Index

Page      Exhibit
No.         No.             Description of Exhibit
----      -------           ----------------------

43          3.1**        Articles of Incorporation of Cd'A

77          3.2**        Bylaws of Cd'A - Amendments to By-Laws dated 05/02/94

97         10.1**        Seafirst Bank - Commercial Security Agreements (Cd'A &
                         Union Iron Works) dated 03/27/95 Seafirst Bank -
                         Business Loan Agreement dated 03/01/99 (Cd'A)

               ** Seafirst Bank - Promissory Note dated 3/27/95 (Cd'A and Union Iron Works) Seafirst Bank - Loan Modification Agreement dated 09/18/95 (Cd'A and Union Iron Works)

               ** Seafirst Bank - Promissory Notes dated 3/24/97 (Cd'A Union Iron Works)

               ** Seafirst Bank - Deed of Trust, Security Agreement and Fixture Filing With Assignment of Leases and Rents dated 12/20/95 (Cd'A)

               ** Seafirst Bank - Construction Loan Agreement dated 12/20/95 (Cd'A)

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

               ** Seafirst Bank - Agreement of Subordination dated 12/20/95 (Cd'A and Union Iron Works)

               ** Seafirst Bank - Loan Modification and Additional Advance Agreement dated 11/21/96 (Cd'A)

               ** Seafirst Bank - First Amended and Restated Promissory Note dated 11/12/96 (Cd'A)

               **        Seafirst Bank - Subordination Agreement dated 2/5/96
                         (Cd'A)

               ** Seafirst Bank - Loan Modification Agreement dated July 29, 1999 (Cd'A and Union Iron Works)

120        10.2**        Convertible Debentures due 1998 of Cd'A and related
                         Deed of Trust dated October 29,1993 executed by Cd'A in favor of Stewart Title Company of Spokane as Trustee for the benefit of the holders of such Convertible
                         Debenture see 4.1

           10.3*

235        10.6**        Adoption Agreement #003 401K Employee Profit Sharing
                         Plan dated 04/30/93

           10.7 Commercial Lease between Klaus Brodin (Lessor) and The Coeur d'Alenes Company (Lessee) dated September 14, 1999

           13.1**        Annual report to security holders

           18.1*         Description of change in accounting principles

267          21**        List of Subsidiaries

*   See Note 4 to Consolidated Financial Statements
** Previously filed with the Securities and Exchange Commission on Form 10-KSB for year ending September 1994


    (b)  REPORTS ON FORM 8-K.
         None.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


THE COEUR D'ALENES COMPANY AND SUBSIDIARY
Report of Independent Certified Public Accountants..................F-2
Consolidated Balance Sheets.........................................F-3 to F-4
Consolidated Statements of Income ..................................F-5
Consolidated Statements of Changes in Stockholders' Equity..........F-6
Consolidated Statements of Cash Flows...............................F-7
Summary of Accounting Policies .....................................F-8 to F-10
Notes to Consolidated Financial Statements..........................F-11 to F-18

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
The Coeur d'Alenes Company and Subsidiary


We have audited the accompanying consolidated balance sheets of The Coeur d'Alenes Company and Subsidiary as of September 25, 1999 and September 26, 1998, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Coeur d'Alenes Company and Subsidiary at September 25, 1999 and September 26, 1998, and the results of their operations and their cash flows for each of the years then ended in conformity with generally accepted accounting principles.


/s/ BDO SEIDMAN, LLP
---------------------------------

November 17, 1999

                    THE COEUR D'ALENES COMPANY AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                              September 25,  September 26,
                                                                  1999           1998
                                                              ------------   ------------
Current assets:
   Cash and cash equivalents ..............................   $     32,422   $     39,486
   Accounts and notes receivable, less allowance of $67,166
     and $56,848 for doubtful accounts (Notes 2 and 12) ...      1,019,063      1,417,269
   Inventories (Notes 1 and 2) ............................      2,464,247      2,553,384
   Deferred tax asset (Note 6) ............................         65,000         56,000
   Income taxes receivable ................................         21,305             --
                                                              ------------   ------------

Total current assets ......................................      3,602,037      4,066,139
                                                              ------------   ------------

Property and equipment (Notes 3 and 4):
   Land ...................................................        306,320        306,320
   Building and leasehold improvements ....................      1,990,344      1,959,076
   Machinery and equipment ................................      2,357,027      2,233,818
   Vehicles ...............................................        174,953        150,772
   Office equipment .......................................        230,764        246,101
                                                              ------------   ------------

                                                                 5,059,408      4,896,087
   Less accumulated depreciation ..........................      1,715,242      1,539,044
                                                              ------------   ------------

Net property and equipment ................................      3,344,166      3,357,043
                                                              ------------   ------------

Other assets (Note 8) .....................................         67,777         72,010
                                                              ------------   ------------

                                                              $  7,013,980   $  7,495,192
                                                              ============   ============

          See accompanying summary of accounting policies and notes to consolidated financial statements.

                   THE COEUR D'ALENES COMPANY AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                           September 25,   September 26,
                                                                               1999            1998
                                                                            ------------   ------------
Current liabilities:
   Short-term bank borrowings (Note 2) ..................................   $    367,553   $    842,826
   Accounts payable .....................................................        540,154        585,811
   Accrued expenses .....................................................        297,271        400,509
   Current maturities of long-term debt (Note 3) ........................        164,241        134,714
   Current maturities of related party debt (Notes 4 and 10) ............        128,000             --
                                                                            ------------   ------------

Total current liabilities ...............................................      1,497,219      1,963,860

Deferred tax liability (Note 6) .........................................        156,000        120,000
Long-term debt, less current maturities (Note 3) ........................      2,266,399      2,328,170
Long-term debt to related parties (Notes 4 and 10) ......................             --        128,000
                                                                            ------------   ------------

Total liabilities .......................................................      3,919,618      4,540,030
                                                                            ------------   ------------

Commitments and contingencies (Notes 5, 7 and 9)

Stockholders' equity (Notes 4 and 10):
    Common stock, no par, shares authorized 10,000,000; issued 5,357,373,
     and outstanding 5,345,419 and 5,350,338 ............................      1,186,192      1,186,192
    Retained earnings ...................................................      1,917,230      1,775,320
                                                                            ------------   ------------

                                                                               3,103,422      2,961,512
    Less treasury stock, at cost; 11,954 and 7,035 shares ...............          9,060          6,350
                                                                            ------------   ------------

Total stockholders' equity ..............................................      3,094,362      2,955,162
                                                                            ------------   ------------

                                                                            $  7,013,980   $  7,495,192
                                                                            ============   ============

          See accompanying summary of accounting policies and notes to consolidated financial statements.

                    THE COEUR D'ALENES COMPANY AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME

                                                       Years Ended
                                               September 25,   September 26,
                                                   1999            1998
                                               ------------    ------------

Net sales ..................................   $ 12,247,613    $ 14,368,061

Cost of sales ..............................      8,957,654      10,721,254
                                               ------------    ------------

Gross profit ...............................      3,289,959       3,646,807

Selling, general and administrative expenses      2,926,448       3,045,846
                                               ------------    ------------

Operating income ...........................        363,511         600,961
                                               ------------    ------------

Other income (expense):
     Interest income .......................         40,263          36,835
     Interest expense ......................       (248,006)       (301,817)
     Other income ..........................         46,362          25,532
                                               ------------    ------------

Net other expense ..........................       (161,381)       (239,450)
                                               ------------    ------------

Income before income tax expense ...........        202,130         361,511

Income tax expense (Note 6) ................         60,220         110,485
                                               ------------    ------------

Net income .................................   $    141,910    $    251,026
                                               ============    ============

Earnings per common share (Note 10):
     Basic .................................   $       0.03    $       0.05
     Diluted ...............................   $       0.02    $       0.04
                                               ============    ============

          See accompanying summary of accounting policies and notes to consolidated financial statements.

                    THE COEUR D'ALENES COMPANY AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                     Common Stock
                              ------------------------                     Treasury Stock
                                Shares                    Retained    -----------------------
                              Outstanding     Amount      Earnings      Shares        Amount
                              ----------    ----------   ----------   ----------   ----------
Balance, September 27, 1997..  5,353,561    $1,186,192   $1,524,294        3,812   $    3,800

Net income ..................         --            --      251,026           --           --

Treasury stock purchase .....     (3,223)           --           --        3,223        2,550
                              ----------    ----------   ----------   ----------   ----------

Balance, September 26, 1998..  5,350,338     1,186,192    1,775,320        7,035        6,350

Net income ..................         --            --      141,910           --           --

Treasury stock purchase .....     (4,919)           --           --        4,919        2,710
                              ----------    ----------   ----------   ----------   ----------

Balance, September 25, 1999..  5,345,419    $1,186,192   $1,917,230       11,954   $    9,060
                              ==========    ==========   ==========   ==========   ==========

                     See accompanying summary of accounting
            policies and notes to consolidated financial statements.

                    THE COEUR D'ALENES COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents

                                                               Years Ended
                                                       September 25,   September 26,
                                                           1999            1998
                                                       ------------    ------------
Operating activities:
     Net income ....................................   $    141,910    $    251,026
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation ..............................        230,001         219,040
         Loss on disposal of property and equipment.            265           1,606
         Provision for doubtful accounts ...........         12,000          12,400
         Deferred income taxes .....................         27,000          45,000
         Changes in assets and liabilities:
              Receivables ..........................        364,901        (164,669)
              Inventories ..........................         89,137        (210,713)
              Other assets .........................          4,233           1,355
              Accounts payable .....................        (45,657)        (27,797)
              Accrued expenses .....................       (103,238)         92,989
                                                       ------------    ------------

Net cash provided by operating activities ..........        720,552         220,237
                                                       ------------    ------------

Investing activities:
     Additions to property and equipment ...........       (217,639)       (245,165)
     Proceeds from sale of fixed assets ............            250           2,900
                                                       ------------    ------------

Net cash used in investing activities ..............       (217,389)       (242,265)
                                                       ------------    ------------

Financing activities:
     Borrowings under line of credit agreements ....     11,275,000      14,080,000
     Repayments under line of credit agreements ....    (11,750,273)    (14,070,830)
     Principal repayments of long-term debt ........       (110,244)       (101,601)
     Borrowings of long-term debt ..................         78,000          67,000
     Purchase of treasury stock ....................         (2,710)         (2,550)
                                                       ------------    ------------

Net cash used in financing activities ..............       (510,227)        (27,981)
                                                       ------------    ------------

Net decrease in cash and cash equivalents ..........         (7,064)        (50,009)

Cash and cash equivalents, beginning of year .......         39,486          89,495
                                                       ------------    ------------

Cash and cash equivalents, end of year .............   $     32,422    $     39,486
                                                       ============    ============

Supplemental Disclosure of Cash Flow Information:
     Cash paid during the year for:
         Interest ..................................   $    253,498    $    301,171
         Income taxes ..............................   $     74,267    $     40,793

          See accompanying summary of accounting policies and notes to consolidated financial statements.

                    THE COEUR D'ALENES COMPANY AND SUBSIDIARY
                         SUMMARY OF ACCOUNTING POLICIES

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

FISCAL YEAR

The Company's fiscal year is a 52 or 53 week period ending on the last Saturday in September. Fiscal 1999 and 1998 were 52 week years.

CASH AND CASH EQUIVALENTS

For purposes of balance sheet classification and the statements of cash flows, the Company considers all highly liquid short-term investments having an original maturity of three months or less to be cash equivalents.

INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined by using the last-in, first-out ("LIFO") method for fabrication steel inventories. The first-in, first-out ("FIFO") method of pricing is used for all distribution and other inventories, which are composed primarily of steel service center stock.

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

                    THE COEUR D'ALENES COMPANY AND SUBSIDIARY
                         SUMMARY OF ACCOUNTING POLICIES

INCOME TAXES

The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". SFAS No. 109 requires a company to recognize deferred tax assets and liabilities for the expected future income tax consequences of events that have been recognized in a company's financial statements. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse.

EARNINGS PER COMMON SHARE

The Company computes earnings per share ("EPS") in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 establishes standards for computing and presenting EPS. SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share was determined on the assumptions that the convertible debentures were converted as of the first day of the year and net earnings were adjusted for the interest expense on the debentures, net of its tax effect.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the consolidated balance sheets as of September 25, 1999 and September 26, 1998 for cash, accounts and notes receivables, short-term bank borrowings, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of the $128,000 debt payable to related parties at September 25, 1999 and September 26, 1998 is approximately $128,000 and $179,000. The fair value of notes payable and long-term debt approximates its carrying value as the stated rates of the debt reflect market conditions or because the rates are variable in nature.

                    THE COEUR D'ALENES COMPANY AND SUBSIDIARY
                         SUMMARY OF ACCOUNTING POLICIES

RESEARCH AND DEVELOPMENT COSTS

Expenditures associated with research and development are expensed as incurred. These costs amounted to $26,573 and $20,377 during the years ended September 25, 1999 and September 26, 1998, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the change in the fair value of the hedged asset or liability that is attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the effective date of SFAS No. 133." SFAS No. 137 amends the effective date of SFAS No. 133 to now be for all fiscal quarters of fiscal years beginning after June 15, 2000.

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

In June 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires all start-up and organizational costs to be expensed as incurred. It also requires all remaining historically capitalized amounts of these costs existing at the date of adoption to be expensed and reported as the cumulative effect of a change in accounting principle. SOP 98-5 is effective for all fiscal years beginning after December 31, 1998.

In February 1999 the FASB issued SFAS No. 135, "Rescission of Financial Accounting Standards Board No. 75 and Technical Corrections." SFAS No. 135 rescinds SFAS No. 75 and amends SFAS No. 35. SFAS No. 135 also amends other existing authoritative literature to make various technical corrections, clarify meanings, or describe applicability under changed conditions. SFAS No. 135 is effective for financial statements issued for fiscal years ending after February 15, 1999.

None of the foregoing pronouncements is expected to have a material effect on the Company's reported operating results or on its financial statement presentation.

                    THE COEUR D'ALENES COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       INVENTORIES

Inventories are summarized as follows:

                                         September 25,   September 26,
                                             1999            1998
                                         ------------    ------------
Fabrication inventories:
    Raw materials ....................   $     27,372    $     31,826
    Work-in-progress .................        401,899          67,293
                                         ------------    ------------

    Inventories, at FIFO cost ........        429,271          99,119
    LIFO reserve .....................        (15,018)        (19,861)
                                         ------------    ------------

    Inventories, at LIFO cost ........        414,253          79,258

Distribution inventories, at FIFO.....      2,049,994       2,474,126
                                         ------------    ------------

Total inventories ....................   $  2,464,247    $  2,553,384
                                         ============    ============

During the year ended September 26, 1998, the liquidation of LIFO inventories decreased cost of sales and, therefore, increased income before income tax expense by approximately $61,500.

2.       SHORT-TERM BANK BORROWINGS

The Company has a $1.85 million bank credit line available for revolving credit requirements which is subject to renewal on May 1, 2000. Interest is charged at the lender's prime rate plus 0.25% (8.50% at September 25, 1999). Outstanding borrowings are collateralized by accounts receivable and inventories.

Short-term borrowing activity was as follows:

                                                   September 25,   September 26,
                                                       1999            1998
                                                   ------------    ------------
Balance outstanding at year-end ................   $    367,553    $    842,826

Weighted average interest rate at year-end .....           8.50%           8.75%

Maximum amount outstanding at any month end ....   $    660,976    $  1,340,566

Average amount outstanding .....................   $    330,902    $    848,317

Weighted average interest rate during the year..           8.18%           8.78%
                                                   ============    ============

                    THE COEUR D'ALENES COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average interest rate and monthly balances are computed using the end of month borrowings outstanding and the related end of month interest rate. The month end balances and interest rates are averaged to determine the yearly weighted average balance of borrowings and the weighted average interest rate during the year.

The credit line agreement contains covenants under which the Company may not declare or pay any dividends in excess of 10% of annual net (after tax) profit or enter into mergers, acquisitions or any major sales of assets or corporate reorganizations without prior consent by the bank. The Company is also required to maintain certain financial ratios concerning working capital, debt to equity, and a minimum tangible net worth of $2,200,000. At September 25, 1999 the Company was in compliance with all of its bank covenants.

3.       LONG-TERM DEBT

Long-term debt consists of the following:

                                                      September 25,      September 26,
                                                          1999               1998
                                                     ----------------    ---------------
  Note payable to a bank, monthly payments of
     $16,925 including interest at 8.5%; due
     January 2007, collateralized by property..........   1,839,399      $   1,884,068

  Note payable to a bank, monthly payments of
     $3,990 including interest at 8.625%; due
     June 2005, collateralized by equipment............     215,814            243,495

  Note payable to a bank, monthly payments of
     $4,018 including interest at 0.5% over the
     bank's prime rate (8.75% at September 25, 1999);
     due September 2003, collateralized
     by equipment......................................     161,143            194,085

  Note payable to a bank, monthly payments of
     $3,203 including interest at 8.75%; due
     September 2002, collateralized by equipment.......     101,139            129,236

  Note payable to a bank, monthly payments of
     $1,853 at 0.5% over the bank's prime rate
     (8.75% at September 25, 1999); due
     August 2004, collateralized by equipment.........       90,000             12,000

                    THE COEUR D'ALENES COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                September 25,  September 26,
                                                    1999           1998
                                                ------------   ------------
LID payable to City of Spokane, annual
   principal payments of $2,572 plus interest
   at 8.5%; due October 2008 ................         23,145             --
                                                ------------   ------------

                                                   2,430,640      2,462,884
Less current maturities .....................        164,241        134,714
                                                ------------   ------------

Long-term debt, less current maturities .....   $  2,266,399   $  2,328,170
                                                ============   ============

Scheduled long-term debt maturities as of September 25, 1999 are as follows:

  YEAR ENDING                                                          Amount
                                                                    -----------
  September 30, 2000............................................    $   164,241
  September 29, 2001............................................        177,487
  September 28, 2002............................................        193,232
  September 27, 2003............................................        168,869
  September 25, 2004............................................        133,544
  Thereafter....................................................      1,593,267
                                                                    -----------
               Total............................................    $ 2,430,640
                                                                    ===========

4.       DEBT TO RELATED PARTIES

At September 25, 1999 and September 26, 1998, the Company owed $128,000 to related parties pursuant to the terms of a convertible debenture agreement. The debentures require semi-annual interest payments at 8.75%, are secured by the Company's land and building and are due October 31, 1999. The debentures are convertible into shares of the Company's common stock at a per share rate of $.28 through maturity. The Company, at its option, may call any or all outstanding debentures for redemption. Subsequent to year end, the Company repaid the $128,000 owed to debenture holders.

5.       LEASE COMMITMENTS

The Company leases office furniture and equipment and vehicles under operating leases that expire at various dates through 2003. As of September 25, 1999, future minimum rental payments required under operating leases that have remaining noncancellable terms in excess of one year are as follows:

 YEAR ENDING                                                          Amount
                                                                  -------------
 September 30, 2000...........................................    $   206,125
 September 29, 2001...........................................        160,225
 September 28, 2002...........................................         73,669
 September 27, 2003...........................................         23,506
                                                                  -----------
 Total........................................................    $   463,525
                                                                  ===========

                    THE COEUR D'ALENES COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rental expense for all operating leases was $228,983 and $298,268 for the years ended September 25, 1999 and September 26, 1998.

6.       INCOME TAXES

Income tax expense consists of the following:

                                                        Years Ended
                                             -----------------------------------
                                               September 25,      September 26,
                                                   1999               1998
                                             ----------------    ---------------

 Federal:
     Current..............................   $         32,626    $        64,454
     Deferred.............................             27,000             45,000
 State - current..........................                594              1,031
                                             ----------------    ---------------

 Income tax expense.......................   $         60,220    $       110,485
                                             ================    ===============

Major items causing the Company's effective tax rate to differ from the statutory rates are as follows:

                                          September 25, 1999          September 26, 1998
                                       ------------------------     -----------------------
                                          Amount      Percent          Amount      Percent
                                       ------------  ----------     ------------  ---------
   Income tax expense at statutory
      rate...........................  $    68,724        34.0%    $    122,914      34.0%

   Graduated tax rate differences....      (10,688)       (5.3)          (8,785)     (2.4)

   Other.............................        2,184         1.1           (3,644)     (1.0)
                                       -----------   ---------     ------------  --------

   Income tax expense................  $    60,220        29.8%    $    110,485      30.6%
                                       ===========   =========     ============  ========

Significant components of the Company's deferred tax assets and liabilities consist of the following:

                                                September 25,     September 26,
                                                    1999              1998
                                              ----------------   ---------------
Current deferred tax assets:
   Vacation accrual.......................... $         40,000   $        36,100
   Allowance for doubtful accounts...........           23,000            17,100
   Other.....................................            2,000             2,800
                                              ----------------   ---------------

Current deferred tax asset................... $         65,000   $        56,000
                                              ================   ===============

                    THE COEUR D'ALENES COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                 September 25,   September 26,
                                                     1999            1998
                                                 ------------    ------------
Non-current deferred tax assets (liabilities):
   Net operating loss carryforwards ..........   $    127,000    $    131,000
   Depreciation ..............................       (184,000)       (151,900)
   Other .....................................         (1,000)           (900)
                                                 ------------    ------------
Total non-current deferred tax liability .....        (58,000)        (21,800)
Valuation allowance ..........................        (98,000)        (98,200)
                                                 ------------    ------------
Net non-current deferred tax liability .......   $   (156,000)   $   (120,000)
                                                 ============    ============

A valuation allowance on the Company's deferred tax assets has been established to the extent the Company believes it is more likely than not that the deferred tax assets will not be realized.

At September 25, 1999, the Company has available net operating loss carryforwards of approximately $385,000 which expire through 2007. Utilization of the operating loss carryforwards is limited to $12,180 per year.

7.       COMMITMENTS

The Company routinely makes commitments to purchase and sell steel products up to nine months in advance of anticipated deliveries. Outstanding firm purchase commitments at September 25, 1999 aggregated $601,519. Negotiated firm sales contracts aggregated $1,346,094 at September 25, 1999.

8.       EQUITY METHOD INVESTMENT

On September 7, 1999, the Company entered into a license agreement with Road Renovators, Inc., which gave the Company exclusive rights to manufacture, use, lease and sell a patented road patching vehicle within the U.S. In exchange for these rights, the Company agreed to grant Road Renovators, Inc. a 5% interest in Road Renovators, LLC and execute a promissory note in favor of Road Renovators, Inc. for $126,757. The promissory note will bear interest at 7% beginning one year from the anniversary date of the first sale of a licensed product under the agreement. The note is due in full on May 1, 2004. In addition, the Company will pay royalties to Road Renovators, Inc. of 3.5% on sales of the patented product from the date of the agreement until May 6, 2004, and 1% on sales of the patented product from May 7, 2004 until May 6, 2009. Subsequent to signing the license agreement, a new company, Road Renovators, LLC, was formed. On September 21, 1999, the Company assigned the licensing agreement and all rights and responsibilities, including the note payable and royalty obligation, related to the agreement, to Road Renovators, LLC in exchange for a 30% interest in Road Renovators, LLC. This investment will be accounted for under the equity method of accounting. The Company's historical cost basis and carrying value of the investment at September 25, 1999 is $0.

                    THE COEUR D'ALENES COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.       RETIREMENT PLAN

The Company sponsors a qualified 401(k) and profit-sharing plan ("the Plan"). The Plan allows individual participants to make contributions to the Plan with matching contributions by the Company to the extent of 50% of the employees' contributions up to a maximum of 6% of annual salary per participant. Additional discretionary contributions may be made by the Company based on net income. Substantially all full-time employees are eligible to participate. Total Company contributions to the Plan were $40,088 and $21,236 for fiscal 1999 and 1998.

10.      EARNINGS PER COMMON SHARE

Earnings per common share is computed as follows:

                                                         Year Ended September 25, 1999
                                                     ---------------------------------------
                                                                    Weighted       Per-
                                                                    Average        Share
                                                       Income       Shares         Amount
                                                     -----------  ------------   -----------
 BASIC EPS
 Income available to common stockholders.........    $   141,910     5,348,213   $      0.03
                                                                                 ===========

 EFFECT OF DILUTIVE SECURITIES
 Convertible debentures(a).......................          7,862       640,000
                                                     -----------  ------------

 DILUTED EPS
 Income available to common stockholders plus
    assumed conversions..........................    $   149,772     5,988,213   $      0.02
                                                     ===========  ============   ===========



                                                          Year Ended September 26, 1998
                                                     ---------------------------------------
                                                                    Weighted       Per-
                                                                    Average        Share
                                                       Income       Shares         Amount
                                                     -----------  ------------   -----------
 BASIC EPS
 Income available to common stockholders.........    $   251,026     5,352,815   $      0.05
                                                                                 ===========

 EFFECT OF DILUTIVE SECURITIES
 Convertible debentures(a).......................          7,720       731,429
                                                     -----------  ------------

 DILUTED EPS
 Income available to common stockholders plus
    assumed conversions..........................    $   258,746     6,084,244   $      0.04
                                                     ===========  ============   ===========

     a For purposes of diluted earnings per common share, convertible debentures for fiscal 1999 and 1998 are assumed to be converted as of the first day of the year. Such conversion negates the need to pay interest on the debentures. The debentures were assumed to be converted at their stated per share conversion rate at the beginning of each fiscal year of $0.20 and $0.175 for fiscal 1999 and 1998. See also Note 4 concerning the convertible debentures.

                    THE COEUR D'ALENES COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  SEGMENT INFORMATION

The Company's consolidated financial statements include certain reportable segment information. These segments include The Coeur d'Alenes Company, the parent company engaged in the processing and fabrication of finished metal structures or products (or components thereof) in accordance with a customer's specifications, and Stock Steel, a wholly owned subsidiary engaged in the distribution and resale of stock metal materials purchased from mills with further processing or other services, such as cutting, bending, burning, or sawing stock metal materials to a customer's specifications (component parts) or delivery to a customer's location. The Company evaluates the performance of these segments based upon multiple variables including revenues and profit or loss.

The segments' profit and loss components and schedule of assets are as follows:

                                   As of and For the Year Ended               As of and For the Year Ended
                                        September 25, 1999                          September 26, 1998
                              ----------------------------------------   ---------------------------------------
                              Fabrication   Distribution      Total      Fabrication  Distribution      Total
                              -----------   ------------   -----------   -----------  ------------   -----------
Segment profit (loss).....    $   (62,846)   $   264,976   $   202,130   $   163,172   $   198,339   $   361,511
External revenues .........     1,476,072     10,771,541    12,247,613     2,330,577    12,037,484    14,368,061
Internal revenues .........        33,696        290,239       323,935        31,027       244,130       275,157
Interest income ...........         1,897         38,367        40,264         4,710        32,125        36,835
Interest expense ..........        38,190        209,816       248,006        52,045       249,772       301,817
Depreciation expense ......        39,038        190,963       230,001        50,000       169,040       219,040
Segment assets-gross ......     1,335,400      6,319,549     7,654,949     1,928,285     6,016,235     7,944,520
Segment assets-net ........     1,327,382      5,686,598     7,013,980     1,521,206     5,973,986     7,495,192
Capital expenditures ......        42,745        174,894       217,639        54,890       190,275       245,165
                              ===========    ===========   ===========   ===========   ===========   ===========

Reconciliation of segment net income (loss), total assets and revenues is as follows:

                                                As of and For the Years Ended
                                                ----------------------------
                                                September 25,   September 26,
                                                    1999            1998
                                                ------------    ------------
PROFIT OR LOSS
Total profit or loss for reportable segments    $    202,130    $    361,511
                                                ------------    ------------

Consolidated income before income tax expense   $    202,130    $    361,511
                                                ============    ============

TOTAL ASSETS
Total assets for reportable segments ........   $  7,654,949    $  7,944,520
Elimination of intersegment assets ..........       (640,969)       (449,328)
                                                ------------    ------------

Total consolidated assets ...................   $  7,013,980    $  7,495,192
                                                ============    ============

SEGMENT REVENUES
Total revenues for reportable segments ......   $ 12,571,548    $ 14,643,218
Elimination of intersegment revenues ........       (323,935)       (275,157)
                                                ------------    ------------

Total consolidated revenues .................   $ 12,247,613    $ 14,368,061
                                                ============    ============

                    THE COEUR D'ALENES COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues from one customer of the fabrication and distribution segments represented approximately $1.5 million, or 12%, of the Company's consolidated revenues for the year ended September 25, 1999. No single customer accounted for more than 10% of the Company's consolidated revenues during the year ended September 26, 1998.


12.      VALUATION AND QUALIFYING ACCOUNTS

Allowance for doubtful accounts activity was as follows:

                                                       Years Ended
                                            -----------------------------------
                                              September 25,      September 26,
                                                  1999               1998
                                            ----------------    ---------------
 Balance, beginning of year..............   $         56,848    $        53,306
 Charged to expense......................             12,000             12,400
 Write-offs, net of recoveries...........             (1,682)            (8,858)
                                            ----------------    ---------------

 Balance, end of year....................   $         67,166    $        56,848
                                            ================    ===============

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           THE COEUR D'ALENES COMPANY

Date:  December 21, 1999    By:  /s/ JIMMIE COULSON
                                 -------------------------------------------
                                     President, Chief Executive Officer
                                     Director, (Principal Executive Officer)

Date:  December 21, 1999    By:  /s/ MARILYN A. SCHROEDER
                                 -------------------------------------------
                                     Treasurer and Director
                                     (Principal Financial Officer and
                                     Principal Accounting Officer)

Date:  December 21, 1999    By:  /s/ WENDELL J. SATRE
                                 -------------------------------------------
                                     Director

Date:  December 21, 1999    By:  /s/ ROBERT P. SHANEWISE, M.D.
                                 -------------------------------------------
                                     Director

Date:  December 21, 1999    By:  /s/ LAWRENCE A. STANLEY
                                 -------------------------------------------
                                     Director