Form 10QSB
period 1999-12-30
COEUR D ALENES CO /IA/
filed 2000-02-07
CIK 861502

US SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB
(Mark One)
[X] 	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
ENDED DECEMBER 25,  1999..
[  ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
FROM _________________ TO ________________.

Commission File Number   0-18353

THE COEUR D'ALENES COMPANY
(Exact name of registrant as specified in its charter)

		Idaho                  		                 82-0109390
(State or other jurisdiction of 		(IRS Employer Identification No.)
incorporation or organization)

PO BOX 2610, Spokane, Washington        	            99220-2610
(Address of principal executive offices)		      (Zip Code)

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

5,344,233 shares of common stock, no par value, were outstanding as of February 3, 2000.



PART I.  FINANCIAL INFORMATION.

	Item 1.  Financial Statements.

	The condensed financial statements of The Coeur d'Alenes Company (sometimes referred to herein as the "Company") included herein have been prepared by the Company without audit or review by the Company's accountants pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary to a fair statement of the results of operations for the interim periods ended December 25, 1999 and December 25, 1998 have been made. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in The Coeur d'Alenes Company's latest audited financial statements for the fiscal year ended September 25, 1999.

 Index of Financial Statements

                                               									         Page
Consolidated Balance Sheets -
December 25, 1999 and September 25, 1999       				               3

Unaudited Consolidated Income Statements -
Three Months Ended December 25, 1999 and December 25, 1998		      4

Unaudited Consolidated Statement of Cash Flows -
Three Months Ended December 25, 1999 and December 25, 1998		      6

Condensed Notes to Unaudited Consolidated Financial Statement	    7


THE COEUR D ALENES COMPANY
CONSOLIDATED BALANCE SHEET
December 25, 1999 and September 25, 1999

                         					  December 25, 1999    September 25, 1999
ASSETS                              (Unaudited)        		(Audited)
Current Assets:
     Cash					                         $   21,134         		$   32,422
     Accounts receivable                  992,408         		 1,019,063
     Inventory				                      2,266,651       	 		 2,464,247
     Other current assets		                96,326   		          86,305
	Total current assets		                 3,376,519	        		 3,602,037

Property and Equipment      			         5,106,520		        	 5,059,408
     Less accumulated depreciation	     1,770,482        			 1,715,242
	Net property and equipment	            3,336,038	        		 3,344,166

Other assets		                      		     47,057		        	    67,777
Total assets				                       $6,759,614	          $7,013,980

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Short term bank borrowings      	$   372,236	      	 	 $  367,553
     Accounts payable			                  558,997		        	   540,154
     Accrued expenses			                  236,864	        		   297,271
     Current amount on long-term debt     165,959        			   164,241
	   Debentures payable to related
   		Parties				                                0	        		   128,000
            Total current liabilities   1,334,056	         	 1,497,219

Long-term debt:
     Deferred tax liability	        	     156,000         		   156,000
     Long term debt less current
	    maturities			                      2,224,866         		 2,266,399
            Total long term
		 liabilities   		                     2,380,866         		 2,422,399
Total liabilities                       3,714,922         		 3,919,618

Stockholders' Equity:
     Capital Stock                      1,186,192	         	 1,186,192
     Retained earnings                  1,868,180        	 	 1,917,230
                               						   3,054,372         		 3,103,422
          Less Treasury Stock at cost       9,680	               9,060
          Total stockholders' equity    3,044,692         		 3,094,362
     Total liabilities and
	     stockholder's equity             $6,759,614           $7,013,980


THE COEUR D ALENES COMPANY
 UNAUDITED CONSOLIDATED INCOME STATEMENT
Three Months Ended December 25, 1999 and December 25, 1998

                                           		1999	           	   1998
Net sales		                 	          $2,899,112 	          3,507,646

Costs of sales	                 			     2,145,119           	2,686,694

Gross profit on sales	                			 753,993              820,953

Selling, general and
    administrative expenses 	     	       775,786           	  790,600

Operating income (loss)		         	       <21,793>              30,353
Other income (expense)
     Interest income		                 		   8,360               12,532
     Interest expense			                	 <65,050>             <76,651>
     Other income				                         625           	    4,910

Total other expense	                  			 <56,065>             <59,209>

Loss before income tax expense	        	  <77,858>          	  <28,856>
Income tax benefit				                    <28,808>	            <10,677>

Net loss		                          				$ <49,050>          	$ <18,179>
Loss per share	                     				$ <  0.01>           $ <  0.00>

     Shares outstanding             				5,344,233            5,348,735



THE COEUR D'ALENES COMPANY
 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
 Three Months  Ended December 25, 1999 and December 25, 1998

                               				   			    1999         	    1998
 Cash flows from operating activities:
     Net loss		          	           	 $<49,050> 	       	  $< 18,179>
     Adjustments to reconcile net income
        to cash provided (used) by
        operating activities:
     Depreciation		                			   55,440        	 	     65,283
          Changes in assets and liabilities
               Accounts and notes
               receivable                26,655	         	   <163,720>
	   Inventories		                   		  197,596          	    346,225
	   Other current assets		           	 < 10,021>	        	   < 25,382>
               Other assets        	     20,720	               20,741
	   Accounts payable		               	   18,843          	    516,327
               Accrued expenses	 	     < 60,407>        		   <142,128>

     Cash provided by operating
         activities                     199,776               599,167

Cash flows from investing activities:
     Additions to property and
        equipment                      < 47,312>	        	   < 64,010>

Cash flows used by investing
    activities	                        < 47,312>        		   < 64,010>

Cash flows from financing activities:
     Purchase of treasury stock    		  <    620>	        	   <  1,000>
     Net borrowing (payments)
          borrowings under
          line of credit	                 4,683	         	   <538,588>
     Principal repayment of
          long-term debt               < 167,815>        	   < 32,130>

     Cash used by financing activities <163,752>		           <571,718>

Net decrease in cash		             		  < 11,288>	        	   < 36,561>
Cash, beginning of period			             32,422	               39,486

Cash, end of period	         		    $     21,134         		 $    2,925




 THE COEUR D ALENES COMPANY
 CONDENSED NOTES TO UNAUDITED
 CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies.

 	Significant accounting policies followed for the three months ended December 25, 1999 are the same as those contained in the Summary of Significant Accounting Policies from the Company's audited financial statements as of September 25, 1999 and September 26, 1998.

(2)	Inventories.

Inventories are summarized as follows:

                 		              December 25,            September 25,
                                   	    1999        		       1999
Fabrication inventories:
	Raw materials	                		$    11,225          			$    27,372
	Work-in-progress		    	             384,019		          	    401,899

Inventories at FIFO cost	       	    395,244		          	    429,271
LIFO reserve                         <15,018>          		    <15,018>

Inventories at LIFO cost	       	    380,226		          	    414,253
     Distribution inventories
       at FIFO                     1,886,425	         	 	  2,049,994

     Total inventories        			 $2,266,651         		 	 $2,464,247

(3)	Short-term bank borrowings.

	The Company has a $1,850,000 bank credit line for revolving credit requirements which is subject to renewal on May 1, 2000. Interest is charged at the lender's prime rate plus .25%, 8.75% at December 25, 1999. Outstanding borrowings are collateralized by accounts receivable and inventories.

	The credit line agreement contains covenants under which the Company may not pay dividends in excess of 10% of annual net (after tax) profit, or enter into mergers, acquisitions or any major sales of assets or corporate reorganizations without prior consent of the bank. The Company is also required to maintain certain financial ratios concerning working capital and debt to equity, as well as a minimum net worth of $2,200,000. At December 25, 1999 the Company was in compliance with all of its bank covenants.



(4)	Capital Stock.

     The Company made a tender offer to shareholders with holdings of one hundred or fewer shares beginning in January 1999 and which has been extended through June 30, 2000. The purchase price for the shares was $10 for each shareholder with 24 or fewer, $20 for each shareholder with more than 24 but less than 50 shares, $30 for each shareholder with more than 49 but less than 75 shares and $40 for each shareholder with more than 74 but no more than 100 shares. The total shares tendered so far is 4,502 shares for a total purchase price of $2,330.

(5) 	Federal Income Tax Expense

	As of December 25, 1999 and September 25, 1999, the Company has a deferred long term tax liability of $156,000 resulting primarily from the use of accelerated methods of depreciation of fixed assets and a deferred tax asset of $65,000 resulting from vacation accrual and bad debt allowance. A valuation allowance on the Company's deferred tax assets has been established to the extent the Company believes it is more likely than not that the deferred tax assets will not be realized.

There were no extraordinary items to be reported for any of the above accounting periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

	During the first three months of the current fiscal year, the Company's working capital declined from approximately $2,104,000 on September 25,1999 to approximately $2,042,000 as of December 25, 1999. The $62,000 decline is primarily the result of operating losses.

	The Company converted a construction loan in the amount of $1,950,000 to a permanent real estate loan in December, 1996. The loan was used to pay off the former owner, construct approximately 42,000 sq. ft. of plant facility and remodel and expand the office space to approximately 6,000 sq.
ft.   The terms of the loan include a 20 year amortization period with a ten year balloon payment. As of January 26, 1998, the loan rate was fixed at 8-1/2%. An additional loan fee in the amount of $4,779 was paid to exercise the conversion feature. The loan matures in January 2007.

	During the current fiscal year the Company has invested over $47,000 in new equipment and it is likely that the Company will want to invest in additional processing equipment for the distribution business. The additional cost is expected to be approximately $100,000. A portion of the cost will likely be financed with an equipment loan.


	The Company is dependent on an operating line of credit, secured by accounts receivable and inventory to meet its daily financial obligations. A $1.85 million operating line is currently in place through May 1, 2000. The Company expects to be able to renew the operating line of credit for the next year on substantially the same terms and conditions as last year.

Results of Operations

	Sales of approximately $2,899,000 for the three month period ended December 25, 1999 are approximately 17% lower than approximately $3,508,000 for the same period of time in the prior year. Gross margins decreased by approximately 8% to $754,000 for the period ended December 25, 1999 from approximately $821,000 for the same period of time in 1998. With a 16% decline in net revenues, the steel service center sales at approximately $2,503,000 represent 86% of the total sales for the first three months of the current fiscal year compared to 82%, or approximately $2,855,000 for the first quarter of the prior fiscal year. The fabrication business contributed 14% of the total first quarter sales for the current fiscal year and 18% for the same period of the prior year. Overall gross margins as a percent of sales improved from 23% during the first quarter of the prior fiscal year to 26% for the first quarter of the current year.

	Selling, general and administrative expenses at approximately $776,000 for the quarter ended December 25, 1999 are 2% lower than approximately $791,000 for the three month period ended December 25, 1998. A shortage of skilled labor created a need for more training than usual and therefore the expense load did not decline as fast as the sales decline.

	Interest expense at approximately $65,000 for the three month period ended December 25, 1999 is 16% lower than approximately $77,000 for the three month period ended December 25, 1998. The decrease is primarily due to the lower cost of inventories resulting in less dependence on the operating line of credit. Replacement costs are likely to be higher during the current fiscal year.

	Lower sales volume and high labor costs during the first quarter of the current fiscal year resulted in a net loss of $49,050 compared to a net loss of $18,179 for the first quarter of the prior fiscal year.


PART II. OTHER INFORMATION.


     Item 1.  Legal Proceedings.

     	None.

     Item 2.  Changes in Securities.

 	At September 25, 1999, the Company owed $128,000 to related parties pursuant to the terms of a convertible debenture agreement. The debentures required semi-annual interest payments and were secured by the Company's land and building. In October 1998, the agreement was amended from an interest rate of 9.25% to 8.75% and from a due date of October 31, 1998 to October 31, 1999. The debentures were repaid at the end of October 1999.

	The Company is conducting a tender offer on odd lot shares beginning January 1999 with an extended expiration date of June 30, 2000. As a result of the offer, the Company has purchased to date 4,502 shares for a total cost of $2,330.

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


                            			THE COEUR D'ALENES COMPANY
                             		  	     (Registrant)
Dated: February 9, 1999
                                         	/s/ Marilyn A. Schroeder
							                                   Marilyn A. Schroeder, Treasurer and
							                                   Chief Financial Officer
                                          (Authorized Officer and Principal
                                          Accounting and Financial Officer)








SIGNATURES
	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             			THE COEUR D'ALENES COMPANY
                           		  	      (Registrant)
Dated: February 9, 1999


                              							________________________________
							                              Marilyn A. Schroeder, Treasurer and
                                					Chief Financial Officer
                                   		(Authorized Officer and Principal
                                   		Accounting and Financial Officer)