Form 10QSB
period 2000-03-25
COEUR D ALENES CO /IA/
filed 2000-05-05
CIK 861502

US SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB
(Mark One)
[X]  	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 25,
2000.

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

5,344,233 shares of common stock, no par value, were outstanding as of April 25, 2000.

PART I.  FINANCIAL INFORMATION.

     Item 1.  Financial Statements.

	The accompanying condensed consolidated financial statements of The Coeur d Alenes Company (sometimes referred to herein as the Company) should be read in conjunction with the audited consolidated financial statements and related notes included in the Corporations Annual Report on Form 10-KSB for the year ended September 25, 1999. The comparative consolidated balance sheet and related disclosures at September 25, 1999 have been derived from the audited balance sheet and financial statement footnotes. The accompanying condensed consolidated financial statements reflect all adjustments that in the opinion of management are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented.
The results of operations for the six month period ended March 25, 2000 are not necessarily indicative of the operating results to be expected for the full year.

	The preparation of the Companys consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet dates and reported amounts of revenue and cost during the reporting periods. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates based on information that is currently available. Changes in facts and circumstances may result in revised estimates.

	Condensed Consolidated Financial Statements

Consolidated Balance sheets at March 25, 2000 (unaudited) and September 25, 1999

	Unaudited consolidated Income Statements
Six Months Ended March 25, 2000 and March 25, 1999

	Unaudited Consolidated Income Statements
	Three Months Ended March 25, 2000 and March 25, 1999

	Unaudited Consolidated Statement of Cash Flows
	Six Months Ended March 25, 2000 and March 25, 1999

Condensed Notes to Unaudited Consolidated Financial
Statements

THE COEUR D ALENES COMPANY
CONSOLIDATED BALANCE SHEETS
March 25, 2000 and September 25, 1999

                                    March 25, 		September 25
                                	   2000   		   1999
                                    (Unaudited)		(Audited)
ASSETS

Current Assets:
     Cash               $      7,428	          $    32,422
     Accounts receivable     894,883	          		1,019,063
     Inventory             2,309,825             2,464,247
     Other current assets    126,986                86,305
     Total current assets  3,339,122             3,602,037

Plant, Property and
Equipment              	   5,174,627             5,059,408
  Less accumulated
depreciation  	            1,792,425             1,715,242
     Net plant property
      and equipment    	   3,382,202             3,344,166

Other assets                  44,970                67,777
Total assets 		           $6,766,294 	          $7,013,980


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Short term bank
      borrowings	       	 $    91,642           $  367,553
     Accounts payable  	      799,530              540,154
     Accrued expenses         298,009     	        297,271
     Debentures payable
      to related parties            0	             128,000
     Current amount on
      long-term debt          168,810              164,241
          Total current
           liabilities      1,357,991            1,497,219

Long-term debt:
     Deferred tax
      liability               162,000	    	        156,000
     Long term debt less
      current maturities    2,180,104	           2,266,399
          Total long term
           liabilities      2,342,104            2,422,399
Total liabilities           3,700,095	           3,919,618

Stockholders' Equity:
     Capital Stock         1,186,192	            1,186,192
     Retained earnings     1,889,687	            1,917,230
                           3,075,879	            3,103,422
          Less treasury
           stock at cost       9,680                 9,060
          Total stockholders'
           equity          3,066,199             3,094,362
     Total liabilities and
      stockholders equity $6,766,294            $7,013,980

THE COEUR DALENES COMPANY
UNAUDITED CONSOLIDATED INCOME STATEMENTS
 Six months Ended March 25, 2000 and March 25, 1999

                       		    			2000         		     1999

Net sales                       $5,891,024       $6,348,465

Cost of sales             	      4,330,908  	     4,820,655

Gross profit on sales     	      1,560,116	       1,527,810

Selling, general and
 administrative expenses        	1,503,967	       1,492,247

Operating income		                  56,149	          35,563

Other income (expense)
     Interest income                15,873	          21,864
     Interest expense          (   117,128)     (   142,880)
     Other income                    1,387           21,112

Total other expense, net       (    99,868) 	   (    99,904)


Loss before income
 tax benefit             		    (    43,719)     (    64,341)

Income tax benefit             (    16,176)     (    23,806)

Net loss  	         	          (    27,543     $(    40,535)

Earnings (loss) per share
 (basic and diluted)          $(      0.01)    $(     0.01 )
     Shares outstanding          5,344,628	       5,349,250


THE COEUR D'ALENES COMPANY
UNAUDITED CONSOLIDATED INCOME STATEMENTS
Three Months Ended March 25, 2000 and March 25, 1999


                           	   	 	 2000	          1999

Net sales                     $2,991,911	     $2,840,819

Cost of sales                  2,185,788       2,133,961

Gross profit on sales            806,123         706,858

Selling, general and
 administrative expenses         728,176 	       701,644


Operating income  (loss)          77,947      		   5,214

Other income (expense)
     Interest income               7,513           9,332
     Interest expense       (     52,078)     		( 66,229)
     Other income                    763          16,202

Total other expense, net    (     43,802)     		( 40,695)

Income (loss) before
  income tax expense              34,145	       ( 35,481)

Income tax expense (benefit)      12,634	       ( 13,128)

Net income (loss)          $       21,511    $  ( 22,353)

Earnings (loss) per share
 basic and diluted)    	   $        0.00     $  (  0.00 )

     Shares outstanding        5,344,628       5,349,250


THE COEUR D'ALENES COMPANY
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months  Ended March 25, 2000 and March 25, 1999

                                2000    		    1999

 Cash flows from operating activities:
     Net loss	          	$(   27,543)   $(   40,535)
     Adjustments to
      reconcile net loss
      to cash provided by
      operating activities:
       Depreciation               116,370        128,451
          Gain on disposal
           of assets                    0      (     250)
          Provision for
           doubtful accounts        3,000          9,500

       Changes in assets and
        liabilities:
        Accounts and notes
         receivable	              129,266        405,581
        Inventories    	          154,422        294,605
        Prepaid expense and
         other current assets  (   40,681)   (    18,582)
        Other assets               20,721	        20,742
        Accounts payable          259,376        389,387
        Accrued expenses              738    (   184,805)

     Cash provided by operating
      activities	                 615,669      1,004,094

Cash flows from investing activities:
     Proceeds from sale of
      assets                        0                250
     Additions to property and
      equipment               (   154,406)  (    151,642)

Cash used in investing
  Activities  	               (   154,406)  (    151,392)

Cash flows from financing activities:
     Net repayment under
      line of credit          (   275,911)  (    831,457)
     Principal repayment of
      long-term debt          (    81,726)  (     42,188)
     Principal repayment of
      debentures              (   128,000)         0
     Treasury shares
      repurchased     		      (       620)  (      1,000)
     Cash used by financing
      activities              (   486,257)  (    874,645)

Net decrease in cash          (    24,994)  (     21,943)
Cash, beginning of period          32,422         39,486

Cash, end of period          $      7,428  $      17,543







THE COEUR D ALENES COMPANY
CONDENSED NOTES TO UNAUDITED
CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies.

     Significant accounting policies followed for the six months ended March 25, 2000 are the same as those contained in the Summary of Significant Accounting Policies from the Company's audited financial statements as of September 25, 1999 and September 26, 1998.

(2)  Inventories.
Inventories are summarized as follows:
                            March 25,	         September 25,
                         			2000                   1999
				                       (Unaudited)
Fabrication inventories:
   Raw materials		         $   29,231	       	$     27,372
   Work-in-progress           429,187		            401,899

   Inventories, at FIFO cost  458,418		            429,271
   LIFO reserve           (    15,018)         (    15,018)

   Inventories, at LIFO cost  443,400              414,253

Distribution inventories,
 at FIFO		                  1,866,425       		   2,049,994

Total inventories           2,309,825            2,464,247

(3)  Short-term bank borrowings.

     The Company has $1,850,000 in bank credit lines which matured on May 1, 2000. Interest is charged at the lenders prime rate plus .25% ( 9-1/4% as of March 25, 2000). Outstanding borrowings are collateralized by accounts receivable and inventories.

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

     As of April 26, 2000 the Company has a $1,900,000 credit line with a different bank which will mature on February 16, 2001. The old operating line will be paid off with funds
advanced from the new line of credit.   Outstanding borrowings
will be collateralized by accounts receivable and inventories. Interest will be charged at the lenders prime rate (9% as of March 25, 2000). Covenants include a minimum net worth of $2,200,000, a minimum of $1,500,000 in working capital, a current ratio of at least 1.5 to 1 and a debt to equity ratio below 2.3 to 1. The Company may not pay dividends in excess of 10% of annual net (after tax) profit, or enter into mergers, acquisitions or any major sales of assets or corporate reorganization without prior consent of bank.

(4)  Capital Stock.

      The Company conducted a tender offer that expired during the current fiscal year. The offers resulted in 1,186 shares being repurchased as treasury stock with a total cost to the Company of $620. The purpose of the tender offers was to buy out odd lot holders of stock with diminimus value which cost the Company more to service than the value of the stock held by the shareholder.

(5) Federal Income Tax Expense

As of March 25, 2000 and September 25, 1999, the Company has a deferred long term tax liability of $162,000 (unaudited) and $156,000 respectively resulting primarily from the use of accelerated methods of depreciation of fixed assets and a deferred tax asset of $71,000 (unaudited) and $65,000 respectively resulting from vacation accrual and bad debt allowance. A valuation allowance on the Companys deferred tax assets has been established to the extent the Company believes it is more likely than not that the deferred tax assets will not be realized.



Item 2.  Managements Discussion and Analysis of Financial
Condition and Results of Operations

THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITIONS AND
RESULTS OF OPERATIONS OF THE COMPANY SHOULD BE READ IN
CONJUNCTION WITH THE COMPANYS FINANCIAL STATEMENTS AND
NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

This report contains forward-looking statements regarding, among other items, anticipated trends in the Companys business. These forward-looking statements are based largely on the Companys expectations and are subject to a number of risks, uncertainties, certain of which are beyond the Companys control. Actual results could differ materially from these forward-looking statements as a result of the factors described elsewhere herein. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will in fact transpire or prove to be accurate.

LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates that it will continue operating the steel distribution business much as it has for the past year during the twelve month period beginning March 26, 2000. In October 1999, the Company signed a two year lease on a small warehouse facility in Wenatchee, WA. The Company conducts a business similar to the retail steel business in Spokane on a much smaller scale. The operation has been open since November 1999. Required inventories are expected to continue to be less than $50,000 as sales are supported out of the Spokane location. The Company has the option to cancel the lease after the first year with a $2,000 penalty.

The replacement cost of inventories has been slowing increasing following approximately eighteen months of declining steel prices. More capital will be required to finance the larger dollar volumes of inventory. The economic climate will likely prevent sales growth in the distribution business. The demand for fabricated metal products in our particular niche of the market appears to remain fairly strong and should allow for continued sales growth in the fabrication business.

During the next twelve months the Company plans to continue to replace outdated equipment and add capacity. In order to facilitate this plan, a bank loan has been approved in the amount of $300,000. These funds can be used to finance up to 75% of the purchase price and should be adequate to cover the immediate needs.

During the first six months of the current fiscal year cash flows from operating activities were used to finance the business.
Cash decreased by approximately $25,000. The Companys cash flows provided by operating activities were approximately $616,000 compared to approximately $1,004,000 for the first six months of the prior year. Cash flows from operations for the six months ended March 25, 2000 were primarily impacted by a net loss of $28,000, adjusted by depreciation of $116,000, a decrease in accounts receivable and inventories of $129,000 and $154,000 respectively and an increase in accounts payable of $259,000. Cash flows provided by operations for the first six months of the prior fiscal year primarily consisted of a net loss of $41,000 adjusted by depreciation of $128,000, a decrease in accounts receivable and inventories of $406,000 and $295,000 respectively, an increase in accounts payable of $389,000 and a decrease in accrued expenses of $185,000. Cash flows used by investing activities of $154,000 during the current fiscal year and $152,000 during the first six months of the prior fiscal year were attributable to the purchase of new equipment. Cash flows used by financing activities during the current year of $486,000 were primarily used to pay down the operating line of credit in the amount of $276,000, pay off the holder of $128,000 of debentures and make the required current payments of $82,000 on installment debt. During the first six months of the prior fiscal year the cash flows used by financing activities were primarily to pay down the operating line of credit in the amount of $831,000.

During the first six months of the current fiscal year, the Companys working capital decreased by 6% from approximately
$2,105,000 at the end of the prior fiscal year to approximately
$1,981,000 as of March 25, 2000.

The Company is dependent on an operating line of credit to meet its daily financial obligations. The operating line of $1,900,000 which is currently in place through February 16, 2001 is considered by management to be adequate.


Results of Operations

Six Months Ended March 25, 2000 Compared to Six Months Ended
March 25, 1999
Sales of approximately $5,891,000 for the six-month period ended March 25, 2000 are 7% lower than approximately $6,348,000 for the same period of the prior fiscal year. Gross profits, however, increased 2% from approximately $1,528,000 during the first six months of the prior fiscal year to approximately $1,560,000 for the first six months of the current fiscal year. The increase in gross margins was principally due to a 14% increase in the fabrication business gross profits. The steel service center sales of approximately $5,000,000 represent 85% of the total Companys sales for the first six months of the current fiscal year. Likewise, steel service center sales of approximately $5,522,000 for the same period of time during the prior fiscal year represent 87% of the total Companys sales. This is a decline of 10% in steel service center sales for the first six months of the current fiscal year compared to the same period of the prior fiscal year. The decline is primarily the result of lower than expected demand. The fabrication business, contributing 15% and 13% of the total sales for the first six months of fiscal 2000 and fiscal 1999 respectively experienced an 8% increase in sales volume from approximately $821,000 for the prior fiscal year to approximately $891,000 for the current year. Demand for fabricated metal products in our niche market have improved during the past six to nine months and should remain strong throughout the remainder of the fiscal year.

Operating expenses at approximately $1,504,000 for the six month period ended March 25, 2000 are roughly $12,000 higher than approximately $1,492,000 for the same period of the prior fiscal year. The slight increase is the result of increasing labor and training costs.

Interest expense at approximately $117,000 for the six-month period ended March 25, 2000 is 18% lower than approximately $143,000 for the same period of the prior year. The decrease was possible as a result of lower inventories and accounts receivable supporting a lower sales volume.

Other income of approximately $1,000 compares to approximately $21,000 for the first six months of the prior fiscal year.
During the prior fiscal year there was a one time industrial insurance dividend paid by the State of Washington based on higher than usual investment returns on the state reserves. This will likely not be repeated during the current fiscal year.

Lower sales volume was offset by higher gross margins resulting in a smaller net loss for the first six months of the current fiscal year compared to the first six months of the prior fiscal year. After tax net loss of approximately $28,000 for the six month period ended March 25, 2000 is 32% lower than the after tax net loss of approximately $41,000 for the same period of time during the prior fiscal year.

Three months ended March 25, 2000 and March 25, 1999

Sales of approximately $2,992,000 for the second quarter of the current fiscal year are 5% higher than approximately $2,841,000 for the second quarter of the prior fiscal year. The steel service center business, which contributed 86% and 94% of the total sales for the three month period ended March 25, 2000 and 1999 respectively, experienced a 3% decline in sales volume over the second quarter of the prior fiscal year. The decline from approximately $2,666,000 for the second quarter of last year to approximately $2,576,000 for the same period of time this year was largely the result of competitive price pressures. Tons of metal sold during the second quarter of the current year were approximately the same as last year. The fabrication business, with a 147% increase in sales volume represents 14% of the second quarter combined sales for the current fiscal year and only
6% for the prior year. Approximately $416,000 sales for the quarter ended March 25, 2000 compare to approximately $169,000 for the same quarter of the prior fiscal year. The stronger demand is expected to continue for the remainder of this year.

Gross margins for the three-month period ended March 25, 2000, at 26.9% of sales compares to 24.9% of sales for the same period of the prior fiscal year. The resulting gross margin dollars for the second quarter of the current fiscal year at approximately $806,000 exceed the same period of the prior year by approximately $100,000. The improvement in gross margins is attributable to the higher volume of fabrication sales and the slowly improving price of metal.

Operating expenses at approximately $728,000 for the three-month period ended March 25, 2000 are 4% higher than approximately $702,000 for the same period of the prior fiscal year. The increase is primarily the result of higher labor and training costs. In the tight labor market of the Pacific Northwest, the costs are likely to continue to increase slightly during the remainder of the year.

Interest expense for the quarter ending March 25, 2000 at approximately $52,000 is 21% lower than the same quarter of the prior fiscal year. The decrease is attributable to lower inventories and accounts receivable resulting in a lesser dependence on our operating line of credit. This decrease will likely be temporary as the price of metal is recovering making the replacement costs of inventory higher. If sales improve during the second half of the year accounts receivable will also be higher.

Improved sales volume and gross margins contributed to an after tax net income of approximately $22,000 for the second quarter of the current year compared to a net loss of approximately the same amount for the quarter of the prior year.



PART II. OTHER INFORMATION

	Item 1.  Legal Proceedings.
		None.

	Item 2.  Changes in Securities

		At September 25, 1999, the Company owed $128,000 to related parties pursuant to the terms of a convertible debenture agreement. The debentures were redeemed in accordance with the agreement on October 31, 1999.

		The Company is continuing to conduct a tender offer under an extension which will expire on June 30, 2000. During the current fiscal year the Company has repurchased 1,186 shares for treasury at a total cost of $620. The purpose of the tender offer is to buy out odd lot shareholders of stock with diminimus value.

	Item 3.  Defaults Upon Senior Securities
		None.

Item 4.  Submission of Matters to a Vote of Security
   Holders.
		None.

	Item 5.  Other Information
		None

	Item 6.  Exhibits and Reports on Form 8-K (249.308).
(a) Exhibits.
None.
(b) Reports on Form 8-K.
None.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


						THE COEUR D'ALENES COMPANY
						(Registrant)
Dated: May 4, 2000
						/s/ Marilyn A. Schroeder
						Marilyn A. Schroeder,
Treasurer and Chief Financial
Officer
(Authorized Officer and
Principal Accounting and
Financial Officer)