Form 10QSB
period 2000-06-25
COEUR D ALENES CO /IA/
filed 2000-08-07
CIK 861502

US SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB
(Mark One)
[X]  	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 25, 2000. TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
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

       5,343,219 shares of common stock, no par value, were outstanding as of June 30, 2000.


PART I.  FINANCIAL INFORMATION.

     Item 1.  Financial Statements.

    	The accompanying condensed consolidated financial statements of The Coeur d'Alenes Company (sometimes referred to herein as the "Company") should be read in conjunction with the audited consolidated financial statements and related notes included in the Corporation's Annual Report on Form 10-KSB for the year ended September 25, 1999. The comparative consolidated balance sheet and related disclosures at September 25, 1999 have been derived from the audited balance sheet and financial statement footnotes. The accompanying condensed consolidated financial statements reflect all adjustments that in the opinion of management are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the nine month period ended June 25, 2000 are not necessarily indicative of the operating results to be expected for the full year.

    	The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet dates and reported amounts of revenue and cost during the reporting periods. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates based on information that is currently available. Changes in facts and circumstances may result in revised estimates.

   Condensed Consolidated Financial Statements

     Consolidated Balance Sheets at June 25, 2000 (unaudited) and September 25, 1999 (audited)

	    Unaudited Consolidated Income Statements -
	      Nine Months Ended June 25, 2000 and June 25, 1999

    	Unaudited Consolidated Income Statements -
  	    Three Months Ended June 25, 2000 and June 25, 1999

    	Unaudited Consolidated Statement of Cash Flows -
	      Nine Months Ended June 25, 2000 and June 25, 1999

     Condensed Notes to Unaudited Consolidated Financial
       Statements


THE COEUR D'ALENES COMPANY
CONSOLIDATED BALANCE SHEET
June 25, 2000 (unaudited) and September 25, 1999 (audited)

                                     June 25,  		    September 25
                                     2000			         1999
                                     (Unaudited)    	(Audited)
ASSETS
Current assets:
     Cash               		           $    48,066     $    32,422
     Accounts receivable               1,139,111   	   1,019,063
     Inventory            	            2,675,511       2,464,247
     Other current assets                 87,826          86,305
     Total current assets              3,950,514       3,602,037

Plant, property and equipment          5,275,503       5,059,408
     Less accumulated depreciation 		  1,849,964       1,715,242
     Net plant property and
       equipment                		  	  3,425,539       3,344,166

Other assets                              43,949          67,777
Total assets        	               	 $7,420,002   	  $7,013,980



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Short term bank borrowings        $ 624,970      $  367,553
     Accounts payable                    814,935         540,154
     Accrued expenses                    311,306   	     297,271
     Debentures payable to
       related parties	                        0         128,000
     Current amount on long-term debt    182,818         164,241
        Total current liabilities      1,934,029   	   1,497,219

Long-term liabilities:
     Deferred tax liability              162,000	        156,000
     Long term debt less
        current maturities             2,228,475       2,266,399
        Total long term liabilities    2,390,475       2,422,399
Total liabilities                      4,324,504       3,919,618

Stockholders' equity:
     Capital stock                     1,186,192   	   1,186,192
     Retained earnings                 1,918,986 	     1,917,230
         			                           3,105,178	      3,103,422
       Less treasury stock at cost         9,680           9,060
       Total stockholders' equity      3,095,498       3,094,362
     Total liabilities and
       stockholders' equity           $7,420,002      $7,013,980


THE COEUR DALENES COMPANY
UNAUDITED CONSOLIDATED INCOME STATEMENT
 Nine months Ended June 25, 2000 and June 25, 1999

                                      	2000		         1999

Net sales                             $9,093,214     $9,386,402

Cost of sales                          6,726,788      7,080,475

Gross profit on sales                  2,366,426      2,305,927

Selling, general and administrative
   expenses                            2,238,325      2,211,765

Operating income                	        128,101	        94,162

Other income (expense)
     Interest income                      25,186	        31,339
     Interest expense                (   179,699)     ( 199,036)
     Other income                         29,199         42,800

Total other expense                  (   125,314)   	 ( 124,897)

Income (loss) before
   income tax expense (benefit)            2,787    	 (  30,735)

Income tax expense(benefit)	               1,031      (  11,372)

Net income (loss)                   $      1,756    	$(  19,363)

Earnings (loss) per share           $       0.00     $     0.00

     Weighted average shares
        outstanding                    5,344,497	     5,348,996



THE COEUR D'ALENES COMPANY
UNAUDITED CONSOLIDATED INCOME STATEMENT
Three Months Ended June 25, 2000 and June 25, 1999

                             			   	 2000	            1999

Net sales                        			$3,202,190	      $3,037,938

Cost of sales                      	 2,395,881  	     2,259,821

Gross profit on sales                  806,309  	       778,117

Selling, general and
   administrative expenses             734,359	         719,519


Operating income                        71,950           58,598

Other income (expense):
     Interest income                     9,313            9,475
     Interest expense              (    62,571)      (   56,155)
     Other income                       27,812           21,687


Total other expense                (    25,446) 	     (  24,993)

Income before income tax expense        46,504	          33,605

Income tax expense                      17,207  	        12,434

Net income                   		   $     29,297   	  $    21,171

Earnings per share (basic
   and diluted)                   $       0.00      $      0.00

   Weighted average
      shares outstanding             5,344,233  	     5,348,735



THE COEUR D'ALENES COMPANY
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
Nine Months  Ended June 25, 2000 and June 25, 1999

                                     2000		           1999

Cash flows from
    operating activities:
  Net income (loss)              		$  1,756         $(   19,363)

  Adjustments to reconcile net
      income to cash provided by
      operating activities:
    Depreciation                    179,735             194,076
    Gain on disposal of assets   (      271)          (     250)
     Changes in assets and
      liabilities
        Accounts and notes
          receivable             (  120,048)            410,233
        Inventories              (  211,264)            343,247
        Prepaid expense and
          other current assets   (    1,521)           ( 12,882)
       Other assets               	  23,828 	            20,742
       Accounts payable  		         274,781              47,919
       Accrued expenses           	  20,035            (130,409)

     Net cash provided
       by operating activities	     167,031             853,313

Cash flows from investing activities:
     Proceeds from sale of assets     3,200                 250
     Additions to property
       and equipment	       		    ( 264,037)          ( 169,233)

Net cash used in investing
    activities                    ( 260,837)          ( 168,983)

Cash flows from financing activities:
     Net borrowing (repayment)
       under line of credit         257,417           ( 715,595)
     New long-term borrowings		     102,257              78,000
     Principal repayment of
       long-term debt   	        (  121,604)          (  75,902)
     Principal repayment of
       debentures                (  128,000)                  0

     Treasury shares repurchased (      620)          (   1,000)
     Net cash provided (used) in
       financing activities         109,450           ( 714,497)

Net increase (decrease) in cash      15,644           (  30,167)
Cash, beginning of period            32,422              39,486

Cash, end of period              $   48,066           $   9.319

THE COEUR D'ALENES COMPANY
CONDENSED NOTES TO UNAUDITED
CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies.

     Significant accounting policies followed for the nine months ended June 25, 2000 are the same as those contained in the Summary of Significant Accounting Policies from the Company's audited financial statements as of September 25, 1999 and September 26, 1998.

(2)  Inventories.
Inventories are summarized as follows:

                                       June 25,	      September 25,
                                       2000          	1999
                                       (Unaudited)    (Audited)
Fabrication inventories:
   Raw materials	    	 	            	$   14,419	    $  27,372
   Work-in-progress                     691,078 	     401,899

   Inventories, at FIFO cost            705,497 	     429,271
   LIFO reserve                     (    35,100)  (    15,018)

   Inventories, at LIFO cost            670,397       414,253

Distribution inventories, at FIFO     2,005,114	    2,049,994

Total inventories                     2,675,511     2,464,247

(3)  Short-term bank borrowings.

     The Company has $1,900,000 in bank credit lines which will mature on February 16, 2001. Interest is charged at the lenders' prime rate 9-1/2% as of June 25, 2000. Outstanding borrowings are collateralized by accounts receivable and inventories.

     The credit line agreement contains covenants under which the Company may not pay dividends in excess of 10% of annual net
(after tax) profit, or enter into mergers, acquisitions or any major sales of assets or corporate reorganizations without prior consent of the bank. The Company is also required to maintain certain financial ratios concerning working capital and debt to equity, as well as a minimum net worth of $2,200,000. The Company was in compliance with all of these covenants as of their most recent respective measurement date.

     (4)  Capital Stock.

      The Company conducted a tender offer that has been extended through September 30, 2000. The offer resulted in 1,186 shares being repurchased as treasury stock through June 25, 2000 with a total cost to the Company of $620. The purpose of the tender offer was to buy out odd lot holders of stock with diminimus value which cost the Company more to service than the value of the stock held by the shareholder.


Federal Income Tax Expense

     As of June 25, 2000 and September 25, 1999, the Company has a deferred long term tax liability of $162,000 and $156,000 respectively resulting primarily from the use of accelerated methods of depreciation of fixed assets and a deferred tax asset of $71,000 and $65,000 respectively resulting from vacation accrual and bad debt allowance. A valuation allowance on the Company's deferred tax assets has been established to the extent the Company believes it is more likely than not that the deferred tax assets will not be realized.

     There were no extraordinary items to be reported for any of the above accounting periods.


Item 2.  Management's Discussion and Analysis of
   Financial Condition and Results of Operations

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company anticipates that it will continue operating the steel distribution business much as it has for the past year during the twelve month period beginning June 26, 2000. In October 1999, the Company signed a two year lease on a small warehouse facility in Wenatchee, WA. The
Company conducts a business similar to the retail steel business in Spokane on a much smaller scale. The operation has been open since November 1999. Required inventories are expected to continue to be less than $50,000 as sales are supported out of the Spokane location. The Company has the option to cancel the lease after the first year with a $2,000 penalty.

     The replacement cost of inventories has been slowing increasing following approximately eighteen months of declining steel prices. More capital is required to finance the larger dollar volumes of inventory. The operating line of credit is adequate to support the anticipated need. The economic climate will likely prevent sales growth in the distribution business. The demand for fabricated metal products in our particular niche of the market appears to remain fairly strong and should allow for continued sales growth in the fabrication business.

     During the next twelve months the Company plans to continue to replace outdated equipment and add capacity.
In order to facilitate this plan, a bank loan has been approved in the amount of $300,000. These funds can be used to finance up to 75% of the purchase price and should be adequate to cover the immediate needs. As of June 25, approximately $122,000 has been advanced on the loan.

    	During the first nine months of the current fiscal year, cash flows provided by operations were approximately
$167,000 compared to approximately $853,000 for the same period of the prior year. Cash flows from operations for the nine months ended June 25, 2000 were primarily impacted by a net income of $2,000, adjusted by depreciation expense of $180,000, an increase in accounts receivable and inventories of $120,000 and $211,000 respectively and an increase in accounts payable of $275,000. Cash flows provided by operations for the first nine months of the prior fiscal year primarily consisted of a net loss of $19,000, adjusted by depreciation of $194,000. Cash flows used by investing activities of $261,000 during the current fiscal year and $169,000 during the first nine months of the prior fiscal year were attributable to the purchase of new equipment. Cash flows provided by financing for the current year include borrowing under the operating line of credit in the amount of $257,000, a new equipment loan for $102,000, principal repayment of long-term debt in the amount of $122,000 and principal repayment of debentures in the amount of $128,000 for a net provision of approximately
$109,000. During the first nine months of the prior year, cash flows used by financing activities were primarily the result of repayment of long-term debt, as the long-term borrowings were approximately offset by the required principal payments on previous long-term debt.

    	Working capital decreased during the first nine months of the current year from approximately $2,105,000 at the end of last year to approximately $2,016,000 as of June 25, 2000.

    	The Company is dependent on an operating line of credit to meet its daily financial obligations. The operating line of $1,900,000, which is currently in place through February 16, 2001, is considered by management to be adequate.

Results of Operations

     Nine Months Ended June 25, 2000 Compared to Nine Months
Ended June 25, 1999

     Sales of approximately $9,093,000 for the nine-month period ended June 25, 2000 are 3% lower than approximately
$9,386,000 for the same period of the prior fiscal year.
At the same time, gross profits increased 3% to approximately $2,366,000 from approximately $2,306,000 for the first nine months of the prior fiscal year. The increase in gross profits was principally due to a 25% increase in the fabrication business' gross profits. The steel service center sales of approximately $7,774,000 represent 85% of the total Company's sales for the first nine months of the current fiscal year. Likewise, steel service center sales of approximately $8,288,000 for the same period of time during the prior fiscal year represent
88% of the total Company's sales. This is a 6% decline in steel service center sales for the first nine months of the current fiscal year compared to the same period of time during the prior fiscal year. Lower than expected demand is the primary reason for the decline. The fabrication business, contributing 15% and 12% of the total sales for the first nine months of fiscal 2000 and fiscal 1999 respectively, experienced a 20% increase in sales volume from approximately $1,098,000 for the prior fiscal year to approximately $1,319,000 for the current year. Demand for fabricated metal products in our niche market have improved during the last year and should remain strong for the next six months.

    	Operating expenses at approximately $2,238,000 for the nine month period ended June 25, 2000 are roughly $26,000 higher than approximately $2,212,000 for the same period of the prior fiscal year. The slight increase is the result of increasing labor and training costs.

    	Interest expense at approximately $180,000 for the nine-month period ended June 25, 2000 is 10% lower than approximately $199,000 for the same period of the prior fiscal year. The decrease was the result of lower inventories and accounts receivable supporting lower sales volume during the first part of the year.

    	Other income of approximately $29,000 compares to approximately $43,000 for the first nine months of the prior fiscal year. During the prior fiscal year the State of Washington based on higher than usual investment returns on the state reserves paid an industrial insurance dividend. Though such a payment is unusual in the Department's history, it is likely that another dividend will be paid in the near future.

    	Lower sales volume was offset by higher gross profits resulting in a small net income compared to a net loss for the same period of the prior year. After tax net income of approximately $2,000 for the nine-month period ended June 25, 2000 compares to a net loss of approximately $19,000 for the nine-month period ended June 25, 1999.


Three months ended June 25, 2000 and June 25, 1999

    	Sales of approximately $3,202,000 for the third quarter of the current fiscal year are 5% higher than approximately $3,038,000 for the third quarter of the prior fiscal year. The steel service center business, which contributed 85% and 91% of the total sales for the three month period ended June 25, 2000 and June 25, 1999 respectively, experienced a 1/2% increase in sales volume over the third quarter of the prior fiscal year. The increase from approximately $2,760,000 for the third quarter of last year to approximately $2,773,000 for the same period of time this year was largely the result of the addition of a small warehouse facility in Wenatchee WA during the current fiscal year. The fabrication business, with a 54% increase in sales volume represents 15% of the third quarter combined sales for the current fiscal year and only 9% for the prior year. Sales of approximately
$429,000 for the quarter ended June 25, 2000 compares to approximately $151,000 for the same quarter of the prior fiscal year. The stronger demand should continue for at least the next several months.

    	Gross profit for the three-month period ended June 25, 2000, at 25.2% of sales compares to 25.6% for the same period of the prior fiscal year. The resulting gross profit dollars for the third quarter of the current fiscal year at approximately $806,000 exceed the same period of the prior fiscal year by approximately $28,000. The improvement in gross profit is the result of higher sales volume particularly in the fabrication business, which generally commands higher overall gross profit than the steel service center business.

    	Operating expenses at approximately $734,000 for the three-month period ended June 25, 2000 are 2% higher than approximately $720,000 for the same period of the prior fiscal year. The increase is primarily the result of higher labor and training costs. In the tight labor market of the Pacific Northwest, the costs are likely to continue to increase during the remainder of the year.

    	Interest expense for the quarter ending June 25, 2000 at approximately $63,000 is 11% higher than the same quarter of the prior fiscal year at approximately $56,000. The increase is attributable to higher interest rates, higher inventories and new long-term debt. Interest expense is expected to continue to be higher than last year as borrowing for new equipment will increase the overall debt load. The additional interest expense should be more than offset by lower maintenance on the new equipment, greater efficiency and expanded capacity.

    	Improved sales volume and gross margins contributed to an after tax net income of approximately $29,000 for the third quarter of the current year compared to a net income of approximately $21,000 for the same quarter of the prior year.


PART II.  OTHER INFORMATION

	Item 1.  Legal Proceedings
		None.

	Item 2.  Changes in Securities

    	At September 25, 1999, the Company owed $128,000 to related parties pursuant to the terms of a convertible debenture agreement. The debentures were redeemed in accordance with the agreement on October 31, 1999.

    	The Company is continuing to conduct a tender offer under an extension, which will expire on September 30, 2000. During the first nine months of the current fiscal year, the Company repurchased 1,186 shares for treasury stock at a total cost of $620. An additional 1,014 shares were tendered and repurchased as of June 30, 2000 at an additional cost of $590. The purpose of the tender offer is to buy out odd lot shareholders with holdings of diminimus value.

	Item 3.  Defaults Upon Senior Securities
		None.

	Item 4.  Submission of Matters to a Vote of Security Holders
		None.

	Item 5.  Other Information
		None.

	Item 6.  Exhibits and Reports on Form 8-K (249.308)
     (a)	Exhibits
         (27)	Financial Data Schedule
     (b)	Reports on Form 8-K
     None

SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                						THE COEUR D'ALENES COMPANY
						            	                           (Registrant)

Dated:  August 7, 2000


                                						/s/ Marilyn A. Schroeder
                                						Marilyn A. Schroeder
                                						Chief Financial Officer
                                      (Authorized Officer and Principal
                                      Accounting and Financial Officer)