Form 10KSB
period 2000-09-30
COEUR D ALENES CO /IA/
filed 2000-12-22
CIK 861502

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 30, 2000

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

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None
================================================================================

Name of each exchange

Title of each class
on which registered

Common stock, no par value

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to such filing requirements for at least the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year: $12,699,921

The aggregate market value of the voting stock of the registrant held by non-affiliates cannot be readily determined because there is no established public trading market for such stock.

Shares outstanding as of December 2, 2000: 5,342,164

No documents incorporated by reference herein.

ITEM 1.  DESCRIPTION OF BUSINESS.

(a)      BUSINESS DEVELOPMENT.

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

         In February 1993, The Coeur d'Alenes Company merged with and into an inactive mining company, Conjecture, Inc. ("Conjecture"), with Conjecture being the surviving corporation but changing its name to The Coeur d'Alenes Company ("Cd'A" or the "Company") immediately following the merger. Conjecture was incorporated in 1954 under the original name Conjecture Mines, Inc., but changed its name to Conjecture, Inc. in 1989. Cd'A, together with its wholly-owned subsidiary Union Iron Works, Inc. of Spokane (dba Cd'A Stock Steel), is engaged in the business of the distribution, processing and fabrication of steel, other metals and related products. In early 1993 Conjecture's unpatented mining claims lapsed and, since the merger, Cd'A has sold Conjecture's remaining patented mining claims. As a result, Cd'A is no longer involved in the mining business in any way.

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

         In October 1993, Cd'A made a significant acquisition of assets when it purchased property for distribution operations for approximately $1,150,000, with the seller providing most of the financing. During September 1995, construction began on a new facility at the same location to house the fabrication business. A construction loan from the Seafirst bank in the amount of $1,678,728 was used to pay off the seller provided financing and provide 75 percent of the cost of construction. In September 1996, the facility was complete and the business relocated. During August 1996, construction began to remodel and enlarge the office space located on the same property. The total cost was approximately $262,000. The project was completed December 1996. See Items 2 and 6.

(b)      BUSINESS OF ISSUER.

         Cd'A operates in and is based out of two connected facilities located at 3900 E. Broadway in Spokane, Washington. The fabrication operations generally consist of the custom production of finished metal structures or products (or components thereof) in accordance with a customer's specifications. The fabrication operations include activities such as cutting, bending, drilling, riveting, welding, and assembling. The items produced by the fabrication operations vary depending upon the nature of a customer's order, but in the past have included such items as baghouses (which trap emissions from factories or other manufacturing facilities), crucibles, potshells and liners for aluminum, magnesium or other metal producers, slurry impellers for industry and structural metal supports for highway signs. The distribution operations generally consist of the resale of stock metal materials purchased from mills with further processing or other services, such as cutting, bending, burning, or sawing stock metal materials to a customer's specifications (component parts) or delivery to a customer's location. Metal materials in various types, grades, shapes and sizes are sold by the distribution operations, including such items as beams, bars, plates, sheets, angles, tubes, pipes, gratings and decorative iron. The distribution operations are referred to in the industry and sometimes referred to herein as a steel service center.

         Cd'A is not dependent on a single supplier or even a small number of suppliers. Over time, it has purchased from domestic mills, foreign mills or a combination thereof, depending upon mill prices, transportation costs and foreign currency exchange rates.

         Cd'A's customers are primarily industrial in nature. Although the mix of Cd'A's customers varies over time, a substantial portion of Cd'A's sales in the recent past has been to customers engaged in the agriculture, lumber, construction, mining, metal producing, or other manufacturing industries.

         Since there is turnover among Cd'A's customers (especially in the fabrication business which is on a job to job basis and often involves relatively large jobs), over any given period, the business of a few customers may represent a significant portion of Cd'A's business. In fiscal 2000, one customer amounted to 11% of total sales. In fiscal 1999, one customer contributed business in the amount of 12% of total net sales. The loss of this large customer could have a significant adverse effect on the immediate business of Cd'A especially in those situations where it resulted in the loss of large fabrication jobs, which had already been awarded to Cd'A. The turnover among customers, however, means that any such adverse effect on the business of Cd'A over the longer term will be more attenuated. Nonetheless, it is still important for Cd'A to retain any such large customers.

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

         In October 1999, Stock Steel opened a small warehouse facility in Wenatchee WA. The primary business purpose is to sell ornamental iron and to provide will call service to businesses in the area, many of which Stock Steel is already supplying out of the Spokane facility.

         Cd'A's steel service center business faces stiff competition, both from other steel service centers (mainly those located in or near Cd'A's market area due to transportation costs) and, for larger orders not requiring additional processing or other services, from the mills themselves (not necessarily limited to those located in or near Cd'A's market area since transportation costs from the mill to Cd'A and from Cd'A to the customer may be approximately the same as transportation costs from the mill directly to the customer). Cd'A's fabrication business also faces stiff competition from other fabrication businesses, primarily those located in the West and Midwest but also to a lesser extent, those located in other areas of the United States. Again, transportation costs somewhat constrain the size of the geographical market area for competing fabrication operations, although as mentioned above this is a less significant factor than for steel service center operations. Relatively high transportation costs have not had and are not anticipated to have a significant impact on Cd'A's operations because, as mentioned above, the competition in the area generally is faced with the same costs. In addition, to the extent that the fabrication business market has been in Western Washington where much of the competition is located, the cost of living and therefore labor rate differentials generally were enough to offset the higher transportation cost of Cd'A.

         Cd'A's steel service center business has larger working capital requirements than the fabrication business. Cd'A is required to carry significant amounts of inventory (generally three to four months worth) in the steel service center business in order to provide just-in-time delivery for its customers. Although Cd'A provides rights to return materials, materials returned to Cd'A after sale for reasons other than quality of product or service are subject to a restocking charge. Cd'A experiences a very limited amount of returned goods. Customer payment terms are primarily net 30 days. Ten-day payment discounts are offered to some customers. The fabrication business requires a somewhat smaller working capital for work in process inventory as well as finished goods on consignment to the end user.

         Metal price fluctuations on the supply side have an effect on the amount of working capital required to support inventories. When the price of metal goes down, as it did during the year ended September 25, 1999 and again at the end of fiscal 2000, the resources required to be invested in inventories declines also. Generally the gross margins available in the market during these periods of declining prices are lower than normal. When the cost goes back up again, margins will generally recover assuming the strength of the market does not deterioriate.

         Both the steel service center business and the fabrication business are dependent on local, regional and, to a lesser extent, national economic conditions. The cyclical nature of these businesses makes it necessary for Cd'A to constantly watch the economic indicators in order to adjust capacity and inventory appropriately. Failure to anticipate a downturn or upturn can have a negative effect on earnings and cash flows because capacity and inventory may be too high in a downturn, resulting in a higher cost structure and increased cash flow pressures and too low in an upturn, resulting in lost sales.

         Cd'A has generally not experienced a material seasonal effect on its business. The company's two major areas of business, steel distribution and steel fabrication are somewhat counter cyclical.

         Cd'A has no material patents, trademarks, licenses, franchises, concessions or royalty agreements. During September 1999, prior to fiscal year end, Cd'A acquired a license agreement to manufacture and market a road patching machine, the concept of which is covered by patents. Cd'A then assigned the license agreement to a newly formed company, Road Renovator, LLC, (the "LLC"). As a result of the assignment, Cd'A received an ownership interest in the LLC. Once the expected venture capital has been raised, Cd'A's interest will be 30%. The Company feels that a total capital investment of $1,000,000 is reasonable for the 35% ownership that will be held by outside investors. To date only $145,000 has been raised. The LLC has an agreement with ARESCO, Inc. to manufacture the equipment. Currently the LLC is not operating and Cd'A has no contingent liability with respect to any debt incurred by the LLC.

         Cd'A fabrication business had labor contracts with Ironworkers Local #506 and Teamsters Local 582 which expired during 1995. In December 1996 the employees who were members of the Ironworkers union elected to decertify and The Teamsters Local #582 disclaimed recognition of a bargaining unit at Cd'A. There are currently no employees covered by a labor contract.

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

         Cd'A is not aware of any existing or probable governmental regulations, which would have a material adverse effect on Cd'A's business.

         Cd'A currently has 64 total employees (53 in the steel service center business and 11 in the fabrication business).

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

         On September 10, 1999 the Company entered into a lease for a small warehouse in Wenatchee, WA. The term of the lease is two years, beginning October 1, 1999. The monthly rent is $1,600 per month for the first year and $1,648 per month for the second year. The lease could have been terminated at the end of the first year upon notice properly given and with a termination penalty of $2,000. The Company also has an option to renew the lease for an additional five years with a 3% escalation clause with respect to lease payments. The lease also provides for a first right of refusal on some additional warehouse space adjoining the space currently leased. The Company believes its facilities are suitable and adequate to meet its current needs.

         The facilities have a first lien in favor of a bank securing a promissory note in the amount of approximately $1,790,000 as of September 30, 2000.

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

                                     PART II

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER  MATTERS.

(a) MARKET FOR COMMON STOCK. Although the common stock of Cd'A, having no par value, is traded on the over-the-counter market based in Spokane, Washington, there is currently no established public trading market for Cd'A Common Stock. Since July 1, 1993, Cd'A Common Stock has been traded on this over-the-counter market, with the primary basis consisting of limited quotations by Sandberg Securities, Empire Securities, and Pennaluna, Inc., securities broker-dealers based in Spokane, Washington and Coeur d'Alene, Idaho. The range of high bid and low bid quotations for Cd'A Common Stock, by quarters, for the period beginning October 1, 1998 through September 30, 2000 are set forth in dollars per share below:

                                       2000                      1999
                                    High - Low                High - Low
July 1 - September 30               $.12 - $.12               $.16 - $.12
April 1 - June 30                   $.25 - $.12               $.24 - $.16
January 1 - March 31                $.31 - $.12               $.28 - $.23
October 1 - December 31             $.12 - $.12               $.28 - $.28

         The source of the above quotations is the Spokane over-the-counter listing, and the above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. In addition, the lack of an established public trading market for Cd'A Common Stock should be kept in mind in reviewing the above quotations. The prices shown are reflective of limited transactions.

(b) HOLDERS. As of December 6, 2000, there were approximately 792 holders of record of Cd'A Common Stock.

(c) DIVIDENDS. In the last two fiscal years, Cd'A has not declared or paid any dividend on Cd'A Common Stock. Cd'A is restricted under the terms of its bank loan agreement from paying dividends in an amount greater than 10% of net income without the prior approval of the bank lender.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

FINANCIAL CONDITION

         The Company anticipates that it will continue operating the steel distribution business much as it has for the past two years during the twelve-month period beginning October 1, 2000 and ending September 29, 2001. In October 1999, the Company signed a two-year lease on a small warehouse facility in Wenatchee, WA. The Company intends to conduct a business similar to the steel distribution business in Spokane out of the Wenatchee location on a much smaller scale. The inventory will be supported out of the Spokane facility and it should not be necessary to increase the Company wide inventory by a significant amount. The Company has an option to extend the lease for an additional five-year term with a 3% per year escalation clause on the lease payments.

         Sales and gross margins as a percent of sales are both likely to be somewhat lower during the current fiscal year than the year just ended. Metal prices at the mills are once again declining. Interest rates and the price of electricity are having an adverse effect on the demand for our products. During the first quarter of the current fiscal year the fabrication business will experience good sales volume from work that had already been awarded prior to the end of the fiscal year just ended. The bidding activity, however, has slowed significantly. It is therefore questionable if the shop will be full for the remainder of the year. The distribution business is currently facing declining replacement costs on inventories and diminished demand from most of our customer base. It will likely take several months to work the higher priced material out of our inventory. In the short term it is possible that the Company will experience operating losses. The Company does not have a problem with net realizable values on inventory and expects to be able to sell all items currently stocked for more than cost.

         During October 1993, the Company purchased the real estate occupied by the Steel Service Center business and sold convertible debentures in a private placement in order to raise the down payment. The purchase price of the property was $1,150,000. The convertible debenture offering was for $250,000 with $200,000 used for the down payment. The debentures were due in October, 1998, but the initial term was extended for one additional year to October 31, 1999. The interest rate during the extended term was decreased from 9-1/4% to 8-3/4%. On October 30, 1995, $122,000 of the debentures were converted at the initial conversion price of $.125 per share resulting in 976,000 additional shares of common stock issued and outstanding. The conversion price during the period of the extension was $.28 per share. The debentures was secured by a second lien on the real estate. The remaining $128,000 of debentures were redeemed on October 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES.

         The Company has a loan secured by a first lien on the real estate out of which the businesses are operated. The loan is due in January 2007 and has a twenty-year amortization period with a balloon payment of the balance remaining at the end of ten years. The interest rate was fixed in February 1998 at 8-1/2%.

         During the current fiscal year the Company will make the final payments on two new pieces of equipment, both of which were purchased during the year just ended. A $500,000 equipment loan still has enough availability to cover the payments. The loan will have interest only payments until February 2001 at which time principal payments will begin with a 4-1/2 year amortization.

         In fiscal 2000, the Company financed the business primarily with cash flows from operating and financing activities. During the year ended September 30, 2000 cash increased by approximately $83,000. The Company's cash flows provided by operating activities were approximately $368,000 in fiscal 2000 and approximately $720,000 in fiscal 1999. Cash flows provided by operating activities in fiscal 2000 were primarily impacted by net income of $155,000, adjusted by depreciation of $247,000, an increase in accounts payable of $325,000, and offset by increases in accounts receivable and inventories of $200,000 and $216,000 respectively. Cash flows provided by operating activities in fiscal 1999 were primarily impacted by net income of $142,000, adjusted by depreciation of $230,000, a decrease in accounts receivable and inventories of $365,000 and $89,000 respectively and by increasing accrued expenses of $103,000. Cash flows of $339,000 provided by financing activities during fiscal 2000 were the result of $382,000 new long-term borrowings, net advances of $251,000 on the operating line of credit, payments on long-term debt and debentures of 293,000. Cash flows used by investing activities of $632,000 represent additions to equipment. Likewise, cash flows used by investing activities in fiscal 1999 of $217,000 were attributable to additions to property and equipment. Cash flows used by financing activities during fiscal 1999 of $510,000 were used to pay down the operating line of credit and to repay $110,000 on long-term debt, offset slightly by additional borrowing of $78,000 on a new equipment loan.

         Working capital at September 30, 2000 of approximately $2,065,000 is very comparable to $2,105,000 as of September 25, 1999. Cd'A continues to be very dependent on external sources of funding in the forms of operating lines of credit and long-term property and equipment loans. As of the end of the fiscal year ended in September 2000, Cd'A has an operating line of credit in the amount of $1,900,000 available through February 16, 2001. The interest rate is the bank's prime rate. In the event that it was not possible to renew the operating line, it would be necessary for Cd'A to raise capital through stock issuances, bond sales or other available means. Management, however, does not anticipate a significant problem in renewing the operating line next February on substantially the same terms and conditions as the current line.

NEW ACCOUNTING PRONOUNCEMENTS

         In June, 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing if gain or loss recognition on the hedging derivative with the recognition of (I) the change in the fair value of the hedged asset or liability that is attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

         In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of SFAS No. 133". SFAS No. 137 amends the effective date of SFAS No. 133 to now be for all fiscal quarters of fiscal years beginning after June 15, 2000. In June, 2000 the FASB also issued SFAS No. 138, "Accounting for certain Derivative Instruments - an Amendment of SFAS 133" which includes provisions for certain commodity contracts, interest rate hedges, foreign currency receivable and payables, and intercompany foreign currency derivatives. SFAS 138 is effective concurrent to the adoption date of SFAS No. 133. Adoption of these accounting principles is not expected to have a material effect on the Company's financial statements.

         In December 1999, the United States Securities and Exchange Commission issued Staff Accounting Bulletin NO. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 refined the criteria for determining when revenue is considered recognizable and is effective no later than the first fiscal quarter of the fiscal year beginning after December 15, 1999. Adoption of this accounting principle is not expected to have a material effect on the Company's financial statements.

         In June 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires all start-up and organizational costs to be expensed as incurred. It also requires all remaining historically capitalized amounts of these costs existing at the date of adoption to be expensed and reported as the cumulative effect of a change in accounting principle. SOP 98-5 is effective for all fiscal years beginning after December 31, 1998. Adoption of SOP 98-5 did not have a material effect on the Company's financial statements.

         On March 31, 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB opinion No. 25" ("FIN 44"). FIN 44 refines existing guidance on such issues as defining employees, modifying stock option awards, share repurchase features of option grants, defining a grant date and options issued in connection with a business combination. FIN 44 became effective July 1, 2000. The adoption of this accounting principle did not have a material affect on the Company's financial statements.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the percentage of revenues represented by certain items reflected in the Company's statements of income:

                                                    Year Ended
                                          September 30,    September 25,
                                              2000             1999
                                          -------------    -------------
Net Sales                                       100.00%          100.00%
Cost of Sales                                    71.23%           73.14%
Gross Profit                                     28.77%           26.86%
Selling, General &
   Administrative Expense                        25.49%           23.89%
Operating Income                                  3.28%            2.97%
Interest Income                                    .25%             .33%
Interest Expense                                 (1.99%)          (2.03%)
Other Income                                       .26%             .38%
Income Before Income Taxes                        1.81%            1.65%
Income Tax Expense                                 .59%             .49%
Net Income                                        1.22%            1.16%

FISCAL 2000 COMPARED TO FISCAL 1999.

         Net sales increased 4% to $12,700,000 in fiscal 2000 from $12,248,000 in fiscal 1999. Fabrication sales increased 42% to $2,090,000 from $1,476,000 the prior year. The increase is primarily the result of more demand within the same customer base that the Company served during the prior year. Sales for the distribution business declined by approximately 2% to $10,610,000 from $10,772,000 during the prior fiscal year. The decrease was due primarily to diminished demand and increased price competition in most market segments. The lower sales volume for the distribution business is expected to continue or perhaps decline further during the current fiscal year. Fabrication sales will likely be comparable to the prior year. The distribution business accounted for 84% of the consolidated sales during the fiscal year ended in September 2000 and 88% during the prior fiscal year. The fabrication business contributed the remaining 16% in fiscal 2000 and 12% in fiscal 1999.

         Cost of sales as a percentage of sales for fiscal 2000 at 71% compares to 73% during the preceding fiscal year. The improvement was a combination of a higher volume of fabrication sales and a slightly lower average cost for the distribution business. Though the cost of sales expressed as a percent of sales for the fabrication business actually increased to 70% from 69%, the cost is still lower than the average consolidated percent. The distribution business improved to 72% from 73% during the prior fiscal year.

         Selling, general and administrative expenses increased 11% to $3,237,000 during fiscal 2000 from $2,926,000 for the prior year. The increase was primarily the result of increased labor costs. A labor shortage made it difficult to attract skilled workers, and consequently the increased cost of training, wages, taxes and benefits were reflected in 11% higher labor costs in fiscal 2000 compared to the prior year. Attracting and retaining qualified employees remains a challenge in the current fiscal year.

         Interest expense at $253,000 during the fiscal year ended September 30, 2000 was comparable to interest expense of $248,000 for the prior year.

         Other income decreased to $34,000 for fiscal 2000 from $46,000 during fiscal 1999. The decrease was due to lower returns from a retrospective-rating plan in which the Company participates for Industrial Insurance coverage.

         Income tax expense of $75,000 for fiscal 2000 compares to $60,000 for fiscal 1999 and the effective tax rates were 33% and 30% respectively.

         At September 30, 2000, the Company had a deferred long term tax liability of $184,000 resulting primarily from the use of accelerated methods of depreciation of fixed assets offset slightly by a long term tax asset due to a net operating loss carryover. A valuation allowance has been established to the extent the Company believes it is more likely than not that the net operating loss tax advantage will not be realized. The Company also has a short term deferred tax asset of $65,000 resulting from vacation accruals and allowance for bad debts. The deferred tax liability and asset for the prior fiscal year were $156,000 and $65,000 respectively.

         The various factors discussed above resulted in a net income for the fiscal year ended September 30, 2000 of $155,000 compared to $142,000 for the year ended September 25, 1999.

ISSUES, OUTLOOKS AND UNCERTAINTIES

         Cd'A continues to make changes to the structure of its business as changing market conditions dictate. Most recently, a new plasma burn table and plate rolls have been added to the existing processing equipment. A branch operation was opened in Wenatchee, WA during the fiscal year just ended. There are no plans for increased capacity in either the form of new equipment or additional facilities at this time.

         The Company is, however, always actively searching for opportunities in both of these areas. Management believes that the distribution business will likely experience lower sales volume in the immediate future as the market conditions are not as favorable as in the recent past. Prices at the mill have started to decline again and the higher interest and electricity rates are likely to continue during the current fiscal year.

         The fabrication business continues to work to expand participation in its niche market and the near term outlook for the fabrication business is good. It is difficult to predict trends beyond the end of the calendar year as most of the major fabrication customers are dependent on contracts for electricity, which have not yet been completed.

         The fabrication business added a Demag crane dealership to its line of business during fiscal 1998. During fiscal 2000 the Company contracted to do a limited amount of crane fabrication work. The manufacturer of the cranes nationally is changing the marketing approach in reaction to the current market conditions. Given the current business climate, this product line will probably not experience any significant increase during the current year.

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS.

         See the Consolidated Financial Statements beginning on page F-1.

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

(The balance of this page has been intentionally left blank)

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

(a) DIRECTORS AND EXECUTIVE OFFICERS. THE FOLLOWING TABLE SETS FORTH THE DIRECTORS AND EXECUTIVE OFFICERS OF CD'A.

                                                              Period Service
Name                             Age    Position              Commenced

Jimmie T.G. Coulson              67     Director,             Jan. 1976
6203 S. Corkery Ext. Rd.                President,            Jan. 1982
Spokane, WA  99223                      Chief Exec Off.       Jan. 1982

Marilyn A. Schroeder             49     Director,             Dec. 1991
N. 15406 Lloyd Lane                     Treasurer,            Jan. 1982
Mead, WA  99021                         Chief Fin Off.        Jan. 1982
                                        Vice-President        Feb. 1998

Wendell J. Satre                 82     Director              Mar. 1989
2822 E Snowberry Lane
Spokane, WA  99223

Robert Shanewise, M.D.           78     Director              Mar. 1989
921 W. Comstock Ct.
Spokane, WA  99203

Lawrence A. Stanley              72     Director              Feb. 1997
311 W. 32nd Ave.
Spokane WA  99203

Lawrence A. Coulson              42     Vice-President        Jan. 1990
5611 S. Corkery Road
Spokane WA  99223

Joel E. Simpson                  43     Vice-President        Aug.1995
1306 E. Sara Lane
Spokane WA  99223

         Mr. Coulson has been a director of Cd'A since January 1976 and president and chief executive officer of Cd'A since January 1982. He is also a director and president of Union Iron Works, Inc., of Spokane (dba Cd'A Stock Steel), which is a wholly owned subsidiary of Cd'A. Mr. Coulson also is a director of Inland Northwest Bank, a publicly held bank based in Spokane, Washington. He served the Steel Service Center Institute governmental affairs committee as a past chairman.

         Ms. Schroeder has been treasurer and chief financial officer of Cd'A since January 1982, a director of Cd'A since December 1991 and Vice-President since February 1998. She also serves as a member of the board of directors of Associated Industries of the Inland Northwest.

         Mr. Satre has been a director of Cd'A since March 1989. He is a retired chairman and CEO of Washington Water Power (currently operating as Avista Corp). He also is a director and chairman of Output Technology Corporation, a manufacturer of high speed printers, and a director of Aresco, Inc. and Key Tronic Corporation where he served as acting president from August 1991 to March 1992.

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

         Lawrence A. Stanley is currently CEO of Empire Bolt and Screw, Inc.; Chairman of the Board of Avista Corporation, a Director of ARESCO, Inc., and Output Technology Corporation, a manufacturer of high speed printers for industry. He is past Chairman of the Association of Washington Businesses and the Spokane Area Chamber of Commerce.

         Lawrence Coulson has been the General Manager at Stock Steel since September 1986 and a Vice-President since January 1990. Lawrence is a certified credit executive (C.C.E.) and a Director of the National Association of Credit Management Inland Northwest. Lawrence is also a past President of the Spokane Chapter of the Steel Service Center Institute. Lawrence has a Masters Degree in Business Administration from Gonzaga University. Lawrence is the son of Jimmie Coulson.

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


ITEM 10. EXECUTIVE COMPENSATION.

Name & Principal                                      Other Annual
   Position                Yr           Salary*       Compensation      Bonus          Total
------------------------------------------------------------------------------------------------
Jimmie Coulson                  00   $    120,735*               0              0   $    120,735
President, CEO                  99   $    112,262*               0              0   $    112,262
                                98   $    109,197**              0   $      7,200   $    116,397

* Based upon salaries paid or accrued during fiscal years ended September 30, 2000, September 25,1999 and September 26, 1998. There are no employees other than the CEO who receive compensation in excess of $100,000 annually.

** Includes contribution to employee profit-sharing and 401(k) plan ("the plan") of $3,364 in 2000 and $1,785 in 1998. The plan is qualified under Section 401 and 501 of the Internal Revenue Code of 1986. All employees are eligible to participate after one year of service if they are 21 years of age or older and meet the minimum hours worked requirement. The plan is funded by discretionary contributions determined by the Cd'A Board of Directors and as of July 1, 1998, by a 50% match to employee contributed funds to a maximum of 6% of salary. The profit-sharing contributions are allocated to participants based on the participant's salary as a percentage of total salaries of all participants. Vesting occurs on an incremental basis between the third and seventh year of service. No distributions were made to any executive officer during the last three fiscal years except as required to refund any excess deferrals. During the last three years the Company made no profit sharing contributions.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

         The following table sets forth the beneficial ownership of Cd'A Common Stock as of December 2, 1999 by each person known by Cd'A to be a beneficial owner of 5% or more of Cd'A Common Stock. As of such date, a total of 5,342,164 shares of Cd'A Common Stock were outstanding. This disclosure is made pursuant to certain rules and regulations promulgated by the Securities and Exchange Commission and in certain instances the number of shares shown as being beneficially owned may not be deemed to be beneficially owned for other purposes.

                                                      Amount and       Percent
                                                      Nature of        of Class
Title of          Name and Address                    Beneficial
Class             of Beneficial Owner                 Ownership

Common Stock      Jimmie & Arlene Coulson
                  6302 S. Corkery Road
                  Spokane WA  99223                   2,697,141          50.49

Common Stock      Lawrence A. Coulson*
                  South 5711 Corkery Road
                  Spokane WA  99223                     392,217           7.34

*  Lawrence Coulson is the son of Jimmie Coulson

(b)      SECURITY OWNERSHIP OF MANAGEMENT.

         The following table sets forth the beneficial ownership of Cd'A Common Stock as of December 2, 2000 by each director and executive officer of Cd'A, named individually, and all directors and executive officers of Cd'A as a group, without naming them. This disclosure is made pursuant to certain rules and regulations promulgated by the Securities and Exchange Commission and in certain instances the number of shares shown as being beneficially owned may not be deemed to be beneficially owned for other purposes.

                                                      Amount and       Percent
                                                      Nature of        of Class
Title of          Name and Address                    Beneficial
Class             of Beneficial Owner                 Ownership

Common Stock      Jimmie & Arlene Coulson
                  6302 S. Corkery Road
                  Spokane WA  99223                   2,697,141**        50.49

Common Stock      Lawrence A. Coulson
                  5711 S. Corkery Road
                  Spokane WA  99223                     392,217**         7.34

Common Stock      Marilyn A. Schroeder
                  N. 15406 Lloyd Lane
                  Mead WA  99021                        248,581           4.65

Common Stock      Wendell J. Satre
                  2822 E Snowberry Lane
                  Spokane WA  99223                         389              0*

Common Stock      Joel E. Simpson
                  E. 1306 Sara Lane
                  Spokane WA 99223                       26,003              0*

Common Stock      Robert Shanewise, M.D.
                  921 W. Comstock Court
                  Spokane WA  99203                      96,809           1.81

Common Stock      Lawrence A. Stanley
                  311 West 32nd
                  Spokane WA  99203                         389              0*

Common Stock      All directors & executive
                  officers as a group
                                                      ---------          -----
                  (7 persons)                         3,461,529          64.29

* Indicates less than 1% of outstanding shares of class.

** Includes 1/3 ownership (11,904 shares) of CINV, a family partnership with 35,714 shares

(c)      CHANGES IN CONTROL.

         Cd'A is not aware of any arrangements which may result in a change of control of Cd'A.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The purchasers of the $250,000 aggregate principal amount of the Convertible Debentures sold and issued by Cd'A on October 29, 1993 and December 31, 1993, included the following persons and entities. Jimmie T. G. Coulson (President, Chief Executive Officer and director) purchased $87,000 original aggregate principal amount of the Convertible Debentures. A retirement account for the benefit of Robert P. Shanewise, M.D. (director of Cd'A) purchased

$50,000 original aggregate principal amount of Convertible Debentures. Lawrence
A. Coulson (son of Jimmie T. G. Coulson) purchased $35,000. CINV (a partnership whose partners are Jimmie T. G. Coulson, Lawrence A. Coulson and David A. Coulson, sons of Jimmie T. G. Coulson, each of whom has a one-third partnership interest) purchased $15,000. Ben Harney and Dorothy Harney (parents of Marilyn
A. Schroeder, Treasurer and a director of Cd'A) purchased $13,000; Harry Yost and Ruth Yost (parents of Arlene Coulson) purchased $50,000. On October 31, 1995, the $87,000 purchased by Jimmie T. G. Coulson and the $35,000 purchased by Lawrence Coulson was converted to common stock at a conversion price of $0.125 per share. All remaining debentures were repaid on October 31, 1999.

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

             ** Seafirst Bank - Promissory Note dated 03/27/95 (Cd'A and Union Iron Works)
                     Seafirst Bank - Loan Modification Agreement dated 09/18/95 (Cd'A and Union Iron Works)

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

             ** Seafirst Bank - Certificate and Indemnity Agreement Regarding Building Laws and Hazardous Substances dated 12/20/95 (Cd'A)

             ** Seafirst Bank - Agreement of Subordination dated 12/20/95 (Cd'A and Union Iron Works)

             ** Seafirst Bank - Loan Modification and Additional Advance Agreement dated 11/21/96 (Cd'A)

             ** Seafirst Bank - First Amended and Restated Promissory Note dated 11/12/96 (Cd'A)

             ** Seafirst Bank - Subordination Agreement dated 2/5/96 (Cd'A) Inland Northwest Bank - Business Loan Agreement dated 6/16/00
                     Inland Northwest Bank - Change in Terms Agreement dated 9/28/00
                     Inland Northwest Bank - Change in Terms Agreement dated 11/7/00
                     Inland Northwest Bank - Promissory Note dated 6/16/00 Inland Northwest Bank - Commercial Security Agreement dated 3/27/00
                     Inland Northwest Bank - Promissory Note dated 6/16/00

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

         13.1**      Annual report to security holders

         18.1*       Description of change in accounting principles

267      21  **      List of Subsidiaries

* See Note 4 to Consolidated Financial Statements

** Previously filed with the Securities and Exchange Commission on Form 10-KSB for year ended September 1994 through September 1999.

(b)      REPORTS ON FORM 8-K.

         None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized

                                                     THE COEUR D'ALENES COMPANY
                                                                   (Registrant)

Dated: December 18, 2000         By  /s/ JIMMIE COULSON
                                     ---------------------------------------
                                     Jimmie Coulson
                                     President, Chief Executive Officer
                                     Director, (Principal Executive Officer)

Dated: December 18, 2000         By  /s/ MARILYN A. SCHROEDER
                                     ---------------------------------------
                                     Marilyn A. Schroeder
                                     Treasurer and Director,
                                     Chief Financial Officer
                                     (Authorized Officer and Principal
                                     Accounting and Financial Officer)

Dated December 18, 2000          By  /s/ WENDELL J. SATRE
                                     ---------------------------------------
                                     Wendell J. Satre
                                     Director

Dated December 18, 2000          By  /s/ ROBERT P. SHANEWISE, M.D.
                                     ---------------------------------------
                                     Robert P. Shanewise, M.D.
                                     Director

Dated December 18, 2000          By  /s/ LAWRENCE A. STANLEY
                                     ---------------------------------------
                                     Lawrence A. Stanley
                                     Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                    THE COEUR D'ALENES COMPANY AND SUBSIDIARY

Report of Independent Certified Public Accountants..................F-2
Consolidated Balance
Sheets..............................................................F-3 to F-4
Consolidated Statements of Income...................................F-5
Consolidated Statements of Changes in Stockholders' Equity..........F-6
Consolidated Statements of Cash Flows...............................F-7
Summary of Accounting Policies......................................F-8 to F-11
Notes to Consolidated Financial Statements..........................F-12 to F-19

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
The Coeur d'Alenes Company and Subsidiary

We have audited the accompanying consolidated balance sheets of The Coeur d'Alenes Company and Subsidiary as of September 30, 2000 and September 25, 1999, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Coeur d'Alenes Company and Subsidiary at September 30, 2000 and September 25, 1999, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

November 13, 2000


                    THE COEUR D'ALENES COMPANY AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                               September 30,   September 25,
                                                                                   2000            1999
                                                                               -------------   -------------
Current assets:
   Cash and cash equivalents...............................................    $     115,532   $      32,422
   Accounts and notes receivable, less allowance of $63,786
     and $67,166 for doubtful accounts (Notes 2 and 12) ....................       1,226,837       1,019,063
   Inventories (Notes 1 and 2) .............................................       2,680,550       2,464,247
   Deferred tax asset (Note 6) .............................................          65,000          65,000
   Income taxes receivable .................................................              --          21,305
                                                                               -------------   -------------

Total current assets .......................................................       4,087,919       3,602,037
                                                                               -------------   -------------

Property and equipment (Notes 3 and 4):
   Land ....................................................................         306,320         306,320
   Building and leasehold improvements .....................................       2,001,161       1,990,344
   Machinery and equipment .................................................       2,908,580       2,357,027
   Vehicles ................................................................         183,576         174,953
   Office equipment ........................................................         230,888         230,764
                                                                               -------------   -------------

                                                                                   5,630,525       5,059,408
   Less accumulated depreciation ...........................................       1,908,938       1,715,242
                                                                               -------------   -------------

Net property and equipment .................................................       3,721,587       3,344,166
                                                                               -------------   -------------

Other assets (Note 8) ......................................................          82,223          67,777
                                                                               -------------   -------------

                                                                               $   7,891,729   $   7,013,980
                                                                               =============   =============



See accompanying summary of accounting policies and notes to consolidated financial statements.


                   THE COEUR D'ALENES COMPANY AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               September 30,   September 25,
                                                                                   2000            1999
                                                                               -------------   -------------
Current liabilities:
   Short-term bank borrowings (Note 2).....................................    $     618,890   $     367,553
   Accounts payable ........................................................         865,536         540,154
   Accrued expenses ........................................................         328,119         297,271
   Current maturities of long-term debt (Note 3) ...........................         210,733         164,241
   Related party debt (Notes 4 and 10) .....................................              --         128,000
                                                                               -------------   -------------

Total current liabilities ..................................................       2,023,278       1,497,219

Deferred tax liability (Note 6) ............................................         184,000         156,000
Long-term debt, less current maturities (Note 3) ...........................       2,437,293       2,266,399
                                                                               -------------   -------------

Total liabilities ..........................................................       4,644,571       3,919,618
                                                                               -------------   -------------

Commitments and contingencies (Notes 5, 7 and 9)

Stockholders' equity (Notes 4 and 10):

    Common stock, no par, shares authorized 10,000,000; issued 5,357,373,
     and outstanding 5,342,164 and 5,345,419 ...............................       1,186,192       1,186,192
    Retained earnings ......................................................       2,071,776       1,917,230
                                                                               -------------   -------------

                                                                                   3,257,968       3,103,422
    Less treasury stock, at cost; 15,209 and 11,954 shares .................          10,810           9,060
                                                                               -------------   -------------

Total stockholders' equity .................................................       3,247,158       3,094,362
                                                                               -------------   -------------

                                                                               $   7,891,729   $   7,013,980
                                                                               =============   =============


See accompanying summary of accounting policies and notes to consolidated financial statements.


                    THE COEUR D'ALENES COMPANY AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                                                         Year Ended
                                               September 30,    September 25,
                                                   2000             1999
                                               -------------    -------------
Net sales ..................................   $  12,699,921    $  12,247,613

Cost of sales ..............................       9,046,252        8,957,654
                                               -------------    -------------

Gross profit ...............................       3,653,669        3,289,959

Selling, general and administrative expenses       3,237,004        2,926,448
                                               -------------    -------------

Operating income ...........................         416,665          363,511
                                               -------------    -------------

Other income (expense):
     Interest income .......................          32,288           40,263
     Interest expense ......................        (252,688)        (248,006)
     Other income ..........................          33,513           46,362
                                               -------------    -------------

Net other expense ..........................        (186,887)        (161,381)
                                               -------------    -------------

Income before income tax expense ...........         229,778          202,130

Income tax expense (Note 6) ................          75,232           60,220
                                               -------------    -------------

Net income .................................   $     154,546    $     141,910
                                               =============    =============

Earnings per common share (Note 10):
     Basic .................................   $        0.03    $        0.03
                                               =============    =============
     Diluted ...............................   $        0.03    $        0.02
                                               =============    =============


See accompanying summary of accounting policies and notes to consolidated financial statements.

                    THE COEUR D'ALENES COMPANY AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                     Common Stock                              Treasury Stock
                              --------------------------                 -------------------------
                                 Shares                     Retained       Shares
                              Outstanding      Amount       Earnings        Held          Amount
                              -----------    -----------   -----------   -----------   -----------
Balance, September 26, 1998     5,350,338    $ 1,186,192   $ 1,775,320         7,035   $     6,350

Net income ................            --             --       141,910            --            --

Treasury stock purchase ...        (4,919)            --            --         4,919         2,710
                              -----------    -----------   -----------   -----------   -----------

Balance, September 25, 1999     5,345,419      1,186,192     1,917,230        11,954         9,060

Net income ................            --             --       154,546            --            --

Treasury stock purchase ...        (3,255)            --            --         3,255         1,750
                              -----------    -----------   -----------   -----------   -----------

Balance, September 30, 2000     5,342,164    $ 1,186,192   $ 2,071,776        15,209   $    10,810
                              ===========    ===========   ===========   ===========   ===========


See accompanying summary of accounting policies and notes to consolidated financial statements.

                    THE COEUR D'ALENES COMPANY AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents

                                                                       Year Ended
                                                             September 30,    September 25,
                                                                 2000             1999
                                                             -------------    -------------
Operating activities:
     Net income ..........................................   $     154,546    $     141,910
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation ....................................         247,053          230,001
         (Gain) loss on disposal of property and equipment            (271)             265
         Provision for doubtful accounts .................          13,500           12,000
         Deferred income taxes ...........................          28,000           27,000
         Changes in assets and liabilities:
              Receivables ................................        (199,969)         364,901
              Inventories ................................        (216,303)          89,137
              Other assets ...............................         (14,446)           4,233
              Accounts payable ...........................         325,382          (45,657)
              Accrued expenses ...........................          30,848         (103,238)
                                                             -------------    -------------
Net cash provided by operating activities ................         368,340          720,552
                                                             -------------    -------------
Investing activities:
     Additions to property and equipment .................        (663,440)        (217,639)
     Proceeds from sale of fixed assets ..................          39,237              250
                                                             -------------    -------------
Net cash used in investing activities ....................        (624,203)        (217,389)
                                                             -------------    -------------
Financing activities:
     Borrowings under line of credit agreements ..........      12,526,320       11,275,000
     Repayments under line of credit agreements ..........     (12,274,983)     (11,750,273)
     Principal repayments of long-term debt ..............        (293,034)        (110,244)
     Borrowings of long-term debt ........................         382,420           78,000
     Purchase of treasury stock ..........................          (1,750)          (2,710)
                                                             -------------    -------------
Net cash provided by (used in) financing activities ......         338,973         (510,227)
                                                             -------------    -------------

Net increase (decrease) in cash and cash equivalents .....          83,110           (7,064)

Cash and cash equivalents, beginning of year .............          32,422           39,486
                                                             -------------    -------------

Cash and cash equivalents, end of year ...................   $     115,532    $      32,422
                                                             =============    =============

Supplemental Disclosure of Cash Flow Information:
     Cash paid during the year for:
         Interest ........................................   $     256,573    $     253,498
         Income taxes ....................................   $      22,351    $      74,267



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

NATURE OF BUSINESS

The Company is engaged in the distribution, processing and fabrication of steel and related products to customer specifications. The Company's business activity is primarily with customers located within the Pacific Northwest.

FISCAL YEAR

The Company's fiscal year is a 52 or 53 week period ending on the last Saturday in September. Fiscal 2000 was a 53 week year and 1999 was a 52 week year.

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

ACCOUNTING FOR LONG-LIVED ASSETS

Management reviews the carrying value of its property, equipment, and other long-lived assets on a regular basis. Reductions to the carrying value, if necessary, are recorded to the extent the net book value of the asset exceeds the estimate of future undiscounted cash flows from the related operation.

                    THE COEUR D'ALENES COMPANY AND SUBSIDIARY

                         SUMMARY OF ACCOUNTING POLICIES

REVENUE AND COST RECOGNITION

Sales are recorded and customers are billed when products are shipped or projects are completed in accordance with the related sales and shipping contracts. Costs of orders and projects are recorded in the same accounting period as related sales.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the consolidated balance sheets as of September 30, 2000 and September 25, 1999 for accounts and notes receivables, short-term bank borrowings, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

                    THE COEUR D'ALENES COMPANY AND SUBSIDIARY

                         SUMMARY OF ACCOUNTING POLICIES

The fair value of the debt payable to related parties at September 25, 1999 was approximately $128,000. The fair value of other debts approximate their carry value as the stated rates reflect current market conditions.

RESEARCH AND DEVELOPMENT COSTS

Expenditures associated with research and development are expensed as incurred. These costs amounted to $3,983 and $26,573 during the years ended September 30, 2000 and September 25, 1999, respectively.

CONCENTRATIONS OF CREDIT RISK

The financial instruments which potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents, accounts receivable, long-term debt, and accounts payable.

The Company borrows from and places its temporary cash investments with high quality financial institutions and, by policy, limits its amount of credit exposure to any one financial institution. At times, investments may exceed the FDIC insurance limit.

The concentrations of credit risk with respect to trade receivables are, in management's opinion, considered minimal due to the Company's diverse customer base in terms of location and the types of products provided. The Company routinely assesses the financial strength of its major customers before extending credit in an effect to mitigate any risk of default.

The Company purchases most of its supplies and products for resale from a limited number of vendors. Although the Company could be directly affected by a weakness in the steel markets, it monitors the financial condition of its significant vendors and believes alternative supply agreements could be found in a timely manner. Management believes any risk of loss to be remote.

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

In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of SFAS No. 133." SFAS No. 137 amends the effective date of SFAS No. 133 to now be for all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000 the FASB also issued SFAS No. 138, "Accounting for certain Derivative Instruments -

                    THE COEUR D'ALENES COMPANY AND SUBSIDIARY

                         SUMMARY OF ACCOUNTING POLICIES

an Amendment of SFAS 133" which includes provisions for certain commodity contracts, interest rate hedges, foreign currency receivable and payables, and intercompany foreign currency derivatives. SFAS 138 is effective concurrent to the adoption date of SFAS No. 133. Adoption of these accounting principles is not expected to have a material effect on the Company's financial statements.

In December 1999, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 refined the criteria for determining when revenue is considered recognizable and is effective no later than the first fiscal quarter of the fiscal year beginning after December 15, 1999. The application of SAB 101 guidance is not expected to have a material effect on the Company's financial statements.

In June 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires all start-up and organizational costs to be expensed as incurred. It also requires all remaining historically capitalized amounts of these costs existing at the date of adoption to be expensed and reported as the cumulative effect of a change in accounting principle. SOP 98-5 is effective for all fiscal years beginning after December 31, 1998. Adoption of SOP 98-5 did not have a material effect on the Company's financial statements.

On March 31, 2000 the FASB issued Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of APB opinion No. 25" ("FIN 44"). FIN 44 refines existing guidance on such issues as defining employees, modifying stock option awards, share repurchase features of option grants, defining a grant date and options issued in connection with a business combination. FIN 44 became effective July 1, 2000. The adoption of FIN 44 did not have a material effect on the Company's financial statements.

                    THE COEUR D'ALENES COMPANY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   INVENTORIES

Inventories are summarized as follows:

                                                 September 30,    September 25,
                                                     2000               1999
                                                 -------------    -------------
Fabrication inventories:
    Raw materials............................    $      26,574    $      27,372
    Work-in-progress ........................          579,622          401,899
                                                 -------------    -------------

    Inventories, at FIFO cost ...............          606,196          429,271
    LIFO reserve ............................          (29,155)         (15,018)
                                                 -------------    -------------

    Inventories, at LIFO cost ...............          577,041          414,253

Distribution inventories, at FIFO ...........        2,103,509        2,049,994
                                                 -------------    -------------

Total inventories............................    $   2,680,550    $   2,464,247
                                                 =============    =============

2.   SHORT-TERM BANK BORROWINGS

The Company has a $1,900,000 bank credit line available for revolving credit requirements which is subject to renewal on February 16, 2001. Interest is charged at the lender's prime (9.50% at September 30, 2000). Outstanding borrowings are collateralized by accounts receivable and inventories.

Short-term borrowing activity is summarized as follows:

                                                     September 30,    September 25,
                                                         2000             1999
                                                     -------------    -------------
Balance outstanding at year-end ..................   $     618,890    $     367,553

Weighted average interest rate at year-end .......            9.50%            8.50%

Maximum amount outstanding at any month end ......   $     676,555    $     660,976

Average amount outstanding .......................   $     366,092    $     330,902

Weighted average interest rate during the year ...            9.14%            8.18%

The weighted average interest rate and monthly balances are computed using the end of month borrowings outstanding and the related end of month interest rate. The month end balances and interest rates are averaged to determine the yearly weighted average balance of borrowings and the weighted average interest rate during the year.

                    THE COEUR D'ALENES COMPANY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The credit line agreement contains covenants under which the Company may not declare or pay any dividends in excess of 10% of annual net, after tax, profit or enter into mergers, acquisitions or any major sales of assets or corporate reorganizations without prior consent by the bank. The Company is also required to maintain certain financial ratios concerning working capital, debt to equity, and a minimum tangible net worth of $2,200,000. At September 30, 2000 the Company was in compliance with all of its bank covenants.

3.   LONG-TERM DEBT

Long-term debt consists of the following:

                                                                    September 30,   September 25,
                                                                        2000            1999
                                                                    -------------   -------------
Note payable to a bank, monthly payments of $16,925 including interest at 8.5%; due January 2007 along with a balloon
   payment of $1,344,967, collateralized by property ............   $   1,790,781   $   1,839,399

Note payable to a bank, monthly payments of $10,655 including interest at 10%; payments starting February 2001, maximum
   equipment line borrowings of $500,000, due March 1, 2006,
   collateralized by equipment ..................................         382,421              --

Note payable to a bank, monthly payments of $3,990 including interest at 8.625%; due June 2005, collateralized by
   equipment ....................................................         185,658         215,814

Note payable to a bank, monthly payments of $4,018 including interest at 0.5% over the bank's prime rate (10.0% at
   September 30, 2000); due September 2003, collateralized
   by equipment .................................................         123,768         161,143

Note payable to a bank, monthly payments of $1,853 at 0.5% over the bank's prime rate (10.0% at September 30, 2000); due
   August 2004, collateralized by equipment .....................          74,358          90,000

Note payable to a bank, monthly payments of $3,203 including interest at 8.75%; due September 2002, collateralized by
   equipment ....................................................          70,466         101,139

                    THE COEUR D'ALENES COMPANY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                  September 30,   September 25,
                                                      2000            1999
                                                  -------------   -------------
LID payable to City of Spokane, annual
   principal payments of $2,572 plus interest
   at 8.5%; due October 2008 ..................          20,574          23,145
                                                  -------------   -------------

                                                      2,648,026       2,430,640
Less current maturities .......................         210,733         164,241
                                                  -------------   -------------

Long-term debt, less current maturities .......   $   2,437,293   $   2,266,399
                                                  =============   =============

Scheduled long-term debt maturities as of September 25, 1999 are as follows:

YEAR ENDING                                                             AMOUNT
-----------                                                           ----------
September 29, 2001 ....................................               $  210,733
September 28, 2002 ....................................                  257,322
September 27, 2003 ....................................                  241,195
September 25, 2004 ....................................                  214,873
September 24, 2005 ....................................                  201,450
Thereafter ............................................                1,522,453
                                                                      ----------
Total .................................................               $2,648,026
                                                                      ==========

4.   DEBT TO RELATED PARTIES

At September 25, 1999, the Company owed $128,000 to related parties pursuant to the terms of a convertible debenture agreement. The debentures required semi-annual interest payments at 8.75% and were secured by the Company's land and building. The entire amount of outstanding principal and interest was repaid on October 31, 1999.

5.       LEASE COMMITMENTS

The Company leases office furniture and equipment and vehicles under operating leases that expire at various dates through 2003. As of September 30, 2000, future minimum rental payments required under operating leases that have remaining noncancellable terms in excess of one year are as follows:

YEAR ENDING                                                             AMOUNT
-----------                                                           ----------
September 29, 2001 ....................................               $  187,645
September 28, 2002 ....................................                  135,794
September 27, 2003 ....................................                   17,344
                                                                      ----------
Total .................................................               $  340,783
                                                                      ==========

                    THE COEUR D'ALENES COMPANY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rental expense for all operating leases was $503,824 and $516,983 for the years ended September 30, 2000 and September 25, 1999.

6.   INCOME TAXES

Income tax expense consists of the following:

                                                            Year Ended
                                                  ------------------------------
                                                  September 30,    September 25,
                                                      2000             1999
                                                  -------------    -------------
Federal:
    Current ..................................    $      46,422    $      32,626
    Deferred .................................           28,000           27,000
State - current ..............................              810              594
                                                  -------------    -------------
Income tax expense ...........................    $      75,232    $      60,220
                                                  =============    =============

Major items causing the Company's effective tax rate to differ from the statutory rates are as follows:

                                           September 30, 2000          September 25, 1999
                                         ----------------------      ----------------------
                                          Amount       Percent        Amount       Percent
                                         --------      --------      --------      --------
Income tax expense at statutory
   rate ..............................   $ 78,124          34.0%       68,724          34.0%

Graduated tax rate differences .......     (8,651)         (3.8)      (10,688)         (5.3)

Other ................................      5,759           2.5         2,184           1.1
                                         --------      --------      --------      --------

Income tax expense ...................   $ 75,232          32.7%       60,220          29.8%
                                         ========      ========      ========      ========

Significant components of the Company's deferred tax assets and liabilities consist of the following:

                                                 September 30,    September 25,
                                                     2000             1999
                                                 -------------    -------------
Current deferred tax assets:
   Vacation accrual ..........................   $      41,000    $      40,000
   Allowance for doubtful accounts ...........          21,000           23,000
   Other .....................................           3,000            2,000
                                                 -------------    -------------
Current deferred tax asset ...................   $      65,000    $      65,000
                                                 =============    =============
Non-current deferred tax assets (liabilities):
   Net operating loss carryforwards ..........   $     123,000    $     127,000
   Depreciation ..............................        (208,000)        (184,000)
   Other .....................................          (1,000)          (1,000)
                                                 -------------    -------------
Total non-current deferred tax liability .....         (86,000)         (58,000)
Valuation allowance on assets ................         (98,000)         (98,000
                                                 -------------    -------------
Net non-current deferred tax liability .......   $    (184,000)   $    (156,000)
                                                 =============    =============

                    THE COEUR D'ALENES COMPANY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A valuation allowance on the Company's non-current deferred tax assets has been established to the extent the Company believes it is more likely than not that the deferred tax assets will not be realized.

At September 30, 2000, the Company has available net operating loss carryforwards of approximately $373,000 which expire through 2007. Utilization of the operating loss carryforwards is limited to $12,180 per year.

7.   COMMITMENTS

The Company routinely makes commitments to purchase and sell steel products up to nine months in advance of anticipated deliveries. Outstanding firm purchase commitments at September 30, 2000 aggregated $530,013. Negotiated firm sales contracts aggregated $2,324,392 at September 30, 2000.

8.   EQUITY METHOD INVESTMENT

On September 7, 1999, the Company entered into a license agreement with Road Renovators, Inc., which gave the Company exclusive rights to manufacture, use, lease and sell a patented road patching vehicle within the U.S. In exchange for these rights, the Company agreed to execute a promissory note in favor of Road Renovators, Inc. for $126,757. In addition, the Company agreed to pay royalties to Road Renovators, Inc. of 3.5% on sales of the patented product from the date of the agreement until May 6, 2004, and 1% on sales of the patented product from May 7, 2004 until May 6, 2009. The promissory note bears interest at 7% beginning one year from the anniversary date of the first sale of a licensed product under the agreement. The note is due in full on May 1, 2004. Subsequent to signing the license agreement, a new company, Road Renovators, LLC, was formed.

On September 21, 1999, the Company assigned the licensing agreement and all rights and responsibilities, including the note payable and royalty obligation, related to the agreement, to Road Renovators, LLC in exchange for a 30% interest in Road Renovators, LLC. Road Renovators, Inc. received a 5% interest in Road Renovators, LLC. In the 2000 fiscal year, there was only de minimus activity in Road Renovators, LLC and currently there is no contingent liability to the Company relating to this investment. This investment is accounted for under the equity method of accounting. The Company's carrying value of the investment at September 30, 2000 is $0.

9.   RETIREMENT PLAN

The Company sponsors a qualified 401(k) and profit-sharing plan ("the Plan"). The Plan allows individual participants to make contributions to the Plan with matching contributions by the Company to the extent of 50% of the employees' contributions up to a maximum of 6% of annual salary per participant. Additional discretionary contributions may be made by the Company based on net income. Substantially all full-time employees are eligible to participate. Total Company contributions to the Plan were $43,688 and $40,088 for fiscal 2000 and 1999.

                    THE COEUR D'ALENES COMPANY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  EARNINGS PER COMMON SHARE

Earnings per common share is computed as follows:

                                                 Year Ended September 30, 2000
                                               ---------------------------------
                                                            Weighted      Per-
                                                            Average      Share
                                                 Income      Shares      Amount
                                               =========   =========   =========
BASIC EPS
Income available to common stockholders ....   $ 154,546   5,344,193   $    0.03
                                                                       =========
EFFECT OF DILUTIVE SECURITIES
Convertible debentures  ....................         820      63,827
                                               ---------   ---------
DILUTED EPS
Income available to common stockholders plus
   assumed conversions .....................   $ 155,366   5,408,020   $    0.03
                                               =========   =========   =========



                                                 Year Ended September 25, 1999
                                               ---------------------------------
                                                            Weighted      Per-
                                                            Average      Share
                                                 Income      Shares      Amount
                                               =========   =========   =========
BASIC EPS
Income available to common stockholders ....   $ 141,910   5,348,213   $    0.03
                                                                       =========
EFFECT OF DILUTIVE SECURITIES
Convertible debentures .....................       7,862     640,000
                                               ---------   ---------
DILUTED EPS
Income available to common stockholders plus
   assumed conversions .....................   $ 149,772   5,988,213   $    0.02
                                               =========   =========   =========

a For purposes of diluted earnings per common share, convertible debentures for fiscal 1999 and 2000 are assumed to be converted as of the first day of the year. Such conversion negates the need to pay interest on the debentures. The debentures were assumed to be converted at their stated per share conversion rate at the beginning of each fiscal year of $0.20 for fiscal 1999 and 2000. See also Note 4 concerning the convertible debentures.

                    THE COEUR D'ALENES COMPANY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  SEGMENT INFORMATION

The Company's consolidated financial statements include certain reportable segment information. These segments include The Coeur d'Alenes Company, the parent company engaged in the processing and fabrication of finished metal structures or products, or components thereof, in accordance with a customer's specifications, and Stock Steel, a wholly owned subsidiary engaged in the distribution and resale of stock metal materials purchased from mills with further processing or other services, such as cutting, bending, burning, or sawing stock metal materials to a customer's specifications, component parts, or delivery to a customer's location. The Company evaluates the performance of these segments based upon multiple variables including revenues and profit or loss.

The segments' profit and loss components and schedule of assets are as follows:

                                  As of and For the Year Ended                 As of and For the Year Ended
                                       September 30, 2000                           September 25, 1999
                           ------------------------------------------   -------------------------------------------
                           Fabrication    Distribution       Total      Fabrication     Distribution       Total
                           ------------   ------------   ------------   ------------    ------------   ------------
Segment profit (loss) ..   $     78,291   $    151,487   $    229,778   $    (62,846)   $    264,976   $    202,130
External revenues ......      2,090,394     10,609,527     12,699,921      1,476,072      10,771,541     12,247,613
Internal revenues ......         28,406        449,000        477,406         33,696         290,239        323,935
Interest income ........          1,824         30,464         32,288          1,896          38,367         40,263
Interest expense .......         40,964        211,724        252,688         38,190         209,816        248,006
Depreciation expense ...         60,011        187,042        247,053         39,038         190,963        230,001
Segment assets-gross ...      1,922,105      6,973,659      8,895,764      1,335,400       6,319,549      7,654,949
Segment assets-net .....      1,826,709      6,065,020      7,891,729      1,327,382       5,686,598      7,013,980
Capital expenditures ...        238,579        424,861        663,440         42,745         174,894        217,639
                           ============   ============   ============   ============    ============   ============

Reconciliation of segment net income (loss), total assets and revenues is as follows:

                                                 As of and For the Year Ended
                                                ------------------------------
                                                September 30,    September 25,
                                                    2000             1999
                                                -------------    -------------
PROFIT OR LOSS
Total profit or loss for reportable segments    $     229,778    $     202,130
                                                -------------    -------------
Consolidated income before income tax expense   $     229,778    $     202,130
                                                =============    =============
TOTAL ASSETS
Total assets for reportable segments ........   $   8,895,764    $   7,654,949
Elimination of intersegment assets ..........      (1,004,035)        (640,969)
                                                -------------    -------------
Total consolidated assets ...................   $   7,891,729    $   7,013,980
                                                =============    =============
SEGMENT REVENUES
Total revenues for reportable segments ......   $  13,177,327    $  12,571,548
Elimination of intersegment revenues ........        (477,406)        (323,935)
                                                -------------    -------------
Total consolidated revenues .................   $  12,699,921    $  12,247,613
                                                =============    =============

                    THE COEUR D'ALENES COMPANY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues from one customer of the fabrication and distribution segments represented approximately $1.3 million and $1.5 million, or 11% and 12%, of the Company's consolidated revenues for the years ended September 30, 2000 and September 25, 1999.

12.  VALUATION AND QUALIFYING ACCOUNTS

Allowance for doubtful accounts activity was as follows:

                                              Year Ended
                                    ------------------------------
                                    September 30,    September 25,
                                         2000             1999
                                    -------------    -------------
Balance, beginning of year ......   $      67,166    $      56,848
Charged to expense ..............          13,500           12,000
Write-offs, net of recoveries ...         (16,880)          (1,682)
                                    -------------    -------------

Balance, end of year ............   $      63,786    $      67,166
                                    =============    =============