Form 10QSB
period 2000-12-25
COEUR D ALENES CO /IA/
filed 2001-02-06
CIK 861502

US SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB
(Mark One)
[X] 	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
ENDED DECEMBER 25,  2000.
[  ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
FROM _________________ TO ________________.

Commission File Number   0-18353

THE COEUR D ALENES COMPANY
(Exact name of registrant as specified in its charter)

		Idaho                  		                 82-0109390
(State or other jurisdiction of 		(IRS Employer Identification No.)
	incorporation or organization)

	PO BOX 2610, Spokane, Washington        	                     99220-2610
	(Address of principal executive offices)		          (Zip Code)

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

5,342,164 shares of common stock, no par value, were outstanding as of February 3, 2001

PART I.  FINANCIAL INFORMATION.

	Item 1.  Financial Statements.

		The accompanying condensed consolidated financial statements of The Coeur d Alenes Company ( "Company") should be read in conjunction with the audited consolidated financial statements and related notes included in the Corporation's Annual Report on Form 10-KSB for the year ended September 30, 2000. The comparative consolidated balance sheet and related disclosures at September 30, 2000 have been derived from the audited consolidated balance sheet and financial statement footnotes. The accompanying condensed consolidated financial statements reflect all adjustments that in the opinion of management are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three month period ended December 25, 2000 are not necessarily indicative of the operating results to be expected for the full year.

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


Condensed Consolidated Financial Statements



Consolidated Balance Sheets at December 25, 2000 (unaudited) and September 30, 2000 (audited)

		Unaudited Consolidated Income Statements for the Three Months Ended December 25, 2000 and December 25, 1999

		Unaudited Consolidated Statements of Cash Flows for the Three Months Ended December 25, 2000 and December 25, 1999

		Condensed Notes to Unaudited Consolidated Financial Statements

THE COEUR D ALENES COMPANY
CONSOLIDATED BALANCE SHEET
December 25, 2000 and September 30, 2000

                               					  December 25, 2000    September 30, 2000
ASSETS                             		 (Unaudited)        		(Audited)
Current assets:
     Cash and cash equivalents			     $     3,684       		 $ 115,532
     Accounts and notes receivable      1,203,439 	      	 1,226,837
     Inventories					                   2,495,912        	 2,680,550
     Other current assets			              118,879	     	      65,000
	Total current assets		               	 3,821,914       		 4,087,919

Property and equipment              			 5,666,312       		 5,630,525
     Less accumulated depreciation		    1,974,931	       	 1,908,938
	Net property and equipment		           3,691,381        	 3,721,587

Other assets			                     		     41,903		           82,223
Total assets				                       $7,555,198	        $7,891,729

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Short term bank borrowings	      $   743,382      	  	$ 618,890
     Accounts payable				                 522,570	       	   865,536
     Accrued expenses				                 275,452	           328,119
     Current maturities on long-term debt 228,134		          210,733

         Total current liabilities		    1,769,538        		2,023,278

Long-term debt:
     Deferred tax liability	        		    184,000       		   184,000
     Long term-debt, less current
         maturities	                    2,408,583        		2,437,293
         Total long term liabilities 		 2,592,583        		2,621,293
Total liabilities                       4,362,121        		4,644,571

Stockholders' equity:
     Common Stock                    		 1,186,192	        	1,186,192
     Retained earnings                  2,017,695	        	2,071,776
                                 						 3,203,887        		3,257,968
          Less treasury stock at cost		    10,810      		     10,810
          Total stockholders' equity	 	 3,193,077	        	3,247,158
     Total liabilities and
        stockholder's equity           $7,555,198	        $7,891,729

THE COEUR D ALENES COMPANY
 UNAUDITED CONSOLIDATED INCOME STATEMENT
Three Months Ended December 25, 2000 and December 25, 1999

                                         2000             1999

Net sales		              		          $3,208,755       	2,899,112

Costs of sales	                   				2,443,090       	2,145,119

Gross profit		                    			   765,665	         753,993

Selling, general and
      administrative expenses 		        794,570	         775,786

Operating income (loss)        		   	   (28,905)     	   (21,793)

Other income (expense)
     Interest income		          		        9,651	           8,360
     Interest expense				               (66,798)     	   (65,050)
     Other income				                       208	             625

Net other expense			               	    (56,939)	        (56,065)

Loss before income tax expense    		    (85,844)	        (77,858)
Income tax benefit				                  (31,762)	        (28,808)

Net loss		                        			 $ (54,082)      	$ (49,050)

Loss per share (basic and diluted)	      ( 0.01)       $ (  0.01)

   Weighted average shares
      outstanding                     5,342,164        5,344,628


THE COEUR D ALENES COMPANY
 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
 Three Months  Ended December 25, 2000 and December 25, 1999
Increase (Decrease) in Cash and Cash Equivalents

                           				   			      2000       1999
 Cash flows from operating activities:
     Net loss		                	      		 $(54,082)  $(49,050)
     Adjustments to reconcile net income
        to cash (used in) provided by
        operating activities:
     Depreciation		                			     68,790	    55,440
          Changes in assets and
                   liabilities
          Accounts and notes receivable    23,398	    26,655
	   Inventories					                      184,638    197,596
	   Other current assets				            (  53,879)	 ( 10,021)
               Other assets        	       40,320	    20,720
	   Accounts payable			   	              (342,966)    18,843
               Accrued expenses			       ( 52,667) (  60,407)

    Net Cash (used in) provided by
         operating activities            (186,448)  (199,776)

Cash flows from investing activities:
        Additions to property and
         equipment		                     ( 38,584)	 ( 47,312)

Net cash flows used in investing
        activities		                     ( 38,584)	 ( 47,312)

Cash flows from financing activities:
     Purchase of treasury stock					       (  620)
     Net borrowing (payments)	under
             line of credit	              124,492      4,683
     Borrowings of long-term debt			       27,274
     Principal repayment of long-term
             debt		                       (38,582)  (167,815)

     Cash provided (used) by financing
             activities	                  113,184   (163,752)

Net decrease in cash and cash
             equivalents	         	      (111,848)    11,288)
Cash and cash equivalents, beginning
             of period	                   115,532	    32,422

Cash and cash equivalents,
             end of period	          $      3,684    $21,134



 THE COEUR D ALENES COMPANY
 CONDENSED NOTES TO UNAUDITED
 CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies.

 	Significant accounting policies followed for the three months ended December 25, 2000 are the same as those contained in the Summary of Significant Accounting Policies from the Company's audited financial statements as of September 30, 2000 and September 25, 1999.

(2)	Inventories.

Inventories are summarized as follows:
                                    Unaudited           Audited
           		                       December 25,        September 30,
                                		       2000     		       2000
Fabrication inventories:
	Raw materials	                   		$    21,921	    	$    26,574
	Work-in-progress		                     555,788	    	    579,622

Inventories at FIFO cost           	    577,709		        606,196
LIFO reserve                            <29,155>	   	    <29,155>

Inventories at LIFO cost           	    548,554	    	    577,041
     Distribution inventories at FIFO	1,947,358	     	 2,103,509

     Total inventories            			$2,495,912     		$2,680,550


(3)	Short-term bank borrowings.

	The Company has $1,900,000 in bank credit lines which will mature on February 16, 2001. Interest is charged at the lenders' prime rate (9-1/2% as of December 25, 2000). Outstanding borrowings are collateralized by accounts receivable and inventories.

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

The Company conducted a tender offer to shareholders with holdings of one hundred or fewer shares beginning in January 1999 and which has been extended through February 28, 2001. The offer resulted in 3,255 shares being repurchased as treasury stock during the fiscal year ended September 30, 2000 with a total cost to the Company of $1,750. The purpose of the tender offer is to buy out odd lot holders of stock with diminimus value which cost the Company more to service than the value of the stock held by the shareholder.

(5) 	Federal Income Tax Expense

	As of December 25, 2000 and September 30, 2000, the Company has a deferred long term tax liability of $184,000 resulting primarily from the use of accelerated methods of depreciation of fixed assets and a deferred tax asset of $65,000 resulting from vacation accrual and bad debt allowance. A valuation allowance on the Company's deferred tax assets has been established to the extent the Company believes it is more likely than not that the deferred tax assets will not be realized.


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

LIQUIDITY AND CAPITAL RESOURCES

	The Company anticipates that it will continue operating the steel distribution business much as it has for the past year during the twelve month period beginning December 26, 2000. In October 1999, the Company signed a two year lease on a small warehouse facility in Wenatchee, WA. The Company conducts a business similar to the retail steel business in Spokane on a smaller scale. The operation has been open since November 1999. Required inventories are expected to be in the $50,000 to $75,000 range during the next twelve month period.

	The replacement cost of metal inventories is once again on the decline.  In the wake of the current energy crisis and higher interest rates, demand for the Company's products has declined within its' market area.  As a result, inventories are likely to be smaller both in dollars and in tons over the next few months.  The demand for fabricated metal products has remained strong over the last year and is expected to continue at approximately the same level over the next two to three months.  Over the longer term, if the local economy remains sluggish, the fabrication business is also likely to decline.

	The Company currently has no plans for any major capital asset additions or replacements for the remainder of the fiscal year. Therefore, it is unlikely the Company will need to acquire any new long-term debt.

	During the first three months of the current fiscal year, cash flows of $186,000 were used by operations, compared to cash flows of $200,000 provided by operations during the same three month period of the prior fiscal year.
Cash flows from operations during the current fiscal year were impacted primarily by an operating loss of $54,000 adjusted by depreciation of $69,000, a decrease in inventories of $185,000 and a decrease in accounts payable of $343,000. Cash flows provided by operations for the same period of the prior fiscal year primarily consisted of a net loss of $49,000, adjusted by depreciation of $55,000, a decrease of $198,000 in inventories and an increase of $60,000 in accrued expenses. Cash flows used in investing activities for the first three months of the current and prior fiscal years of $39,000 and $47,000 respectively were used to finance the purchase of new equipment. Cash flows provided by financing activities for the current fiscal year consisted of borrowings of $124,000 under the operating line of credit and $27,000 in new long-term borrowings, offset by $39,000 payments on existing long-term debt. During the first three months of the prior fiscal year, cash flows used by financing activities of $164,000 were primarily used to make principal payments on long-term debt. The resulting decrease in cash of $112,000 during the first three months of the current fiscal year compares to an $11,000 decrease in cash for the same period of the prior fiscal year.

	During the first three months of the current fiscal year, the Company's working capital decreased by 1% from approximately $2,065,000 at the end of the prior fiscal year to approximately $2,052,000 as of December 25, 2000.

	The Company continues to be dependent on an operating line of credit to meet its daily financial obligations. The operating line of credit of $1,900,000 which is currently in place through February 16, 2001 is considered by management to be adequate. Management expects to be able to renew the line of credit for another year with substantially the same terms and conditions that are currently in place.




Results of Operations

	Three Months Ended December 25, 2000 compared to Three Months Ended December 25, 1999.

	Sales of approximately $3,209,000 for the three month period ended December 25, 2000 are 10% higher than approximately $2,899,000 for the same period of the prior fiscal year. Gross profits, however, increased by only 2% from approximately $754,000 during the first quarter of the prior fiscal year to approximately $766,000 for the first three months of the current fiscal year. The steel service center sales of approximately $2,382,000 represented 74% of the total Company's sales for the first three months of the current fiscal year, compared to sales of approximately $2,425,000 which represented 87% of the consolidated Company's sales for the same three month period of the prior fiscal year, a 2% decline. The steel service center's gross profits for the first quarter of the current and prior fiscal years of $523,000 and $590,000 respectively declined by 11%.
The declines are due to a sluggish local economy resulting in diminished demand. The fabrication business, contributing 26% and 13% of the total sales for the first quarter of fiscal 2001 and 2000 respectively, experienced a 74% increase to a sales volume of approximately $827,000 from approximately $474,000. The same comparison on gross profits shows an improvement of 46% from approximately $152,000 to $222,000. Second quarter fabrication sales are again expected to be strong. However, bidding activity has definitely slowed down and is expected to have an affect on sales.

	Selling, general and administrative expenses at approximately $795,000 for the quarter ended December 25, 2000 are roughly $17,000 higher than approximately $776,000 for the same period of the prior fiscal year. The change is primarily the result of increased fixed costs associated with new equipment purchases during the prior year.

	Interest expense at approximately $67,000 for the three month period ended December 25, 2000 is 3% higher than approximately $65,000 for the three month period ended December 25, 1999. The slight increase is the result of increased levels of borrowing to support equipment purchases.

	Higher sales volume was offset by gross margin that were lower by 2 percentage points. This in combination with higher operating costs resulted in a net loss after tax for the first quarter of the current year of $54,000 compared to a net loss after tax of $49,000 for the same period last year.


PART II. OTHER INFORMATION.


     Item 1.  Legal Proceedings.

     	None.

     Item 2.  Changes in Securities.


	The Company is continuing to conduct a tender offer on odd lot shares under an extention that will expire on February 28, 2001. As a result of the offer, the Company purchased 3,255 shares at a total cost of $1,750 during the fiscal year ended September 30, 2000.

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


                              			THE COEUR D ALENES COMPANY
                                    		  	     (Registrant)
Dated: February 2, 2001
                                       		/s/ Marilyn A. Schroeder
                                    					Marilyn A. Schroeder, Treasurer and
                                    					Chief Financial Officer
                                       		(Authorized Officer and Principal
                                       		Accounting and Financial Officer







SIGNATURES
	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 2, 2001


11

11


1