Form 10QSB
period 2001-03-25
COEUR D ALENES CO /IA/
filed 2001-05-03
CIK 861502

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)
[X]  	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 25, 2001.

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________________    TO
________________.

Commission File Number   0-18353

 THE COEUR D'ALENES COMPANY
 (Exact name of registrant as specified in its charter)

Idaho                               			82-0109390
(State or other jurisdiction of      (IRS Employer incorporation or
  Identification No.)	                organization)


PO Box 2610,
Spokane, Washington                  		  	   99220-2610
(Address of principal executive offices)       		    (Zip code)

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

       5,341,580 shares of common stock, no par value, were outstanding as of April 25, 2001.

Transitional Small Business Disclosure Format (Check One) Yes[  ] No[X]

PART I.  FINANCIAL INFORMATION.

     Item 1.  Financial Statements.

	The accompanying condensed consolidated financial statements of The Coeur d'Alenes Company (sometimes referred to herein as the "Company") should be read in conjunction with the audited consolidated financial statements and related notes included in the Corporation's Annual
Report on Form 10-KSB for the year ended September 30, 2000. The comparative consolidated balance sheet and related disclosures at September 30, 2000 have been derived from the audited balance sheet and financial statement footnotes. The accompanying condensed consolidated financial statements reflect all adjustments that in the opinion of management are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the six month period ended March 25, 2001 are not necessarily indicative of the operating results to be expected for the full year.

	The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet dates and reported amounts of revenue and cost during the reporting periods. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates based on information that is currently available. Changes in facts and circumstances may result in revisions of those estimates.

	Condensed Consolidated Financial Statements

Consolidated Balance Sheets at March 25, 2001 (unaudited)  and
  September 30, 2000 (audited)

		Unaudited Consolidated Income Statements for the
		  Six Months Ended March 25, 2001 and March 25, 2000

		Unaudited Consolidated Income Statements for the
		  Three Months Ended March 25, 2001 and March 25, 2000

		Unaudited Consolidated Statements of Cash Flows for the
		  Six Months Ended March 25, 2001 and March 25, 2000

		Condensed Notes to Unaudited Consolidated Financial Statements



 THE COEUR D'ALENES COMPANY
CONSOLIDATED BALANCE SHEETS
March 25, 2001 and September 25, 2000

                                      March 25,          		September 30
                                  	   2001   		            2000
                                      (Unaudited)		        (Audited)
ASSETS

Current assets:
     Cash and cash equivalents				    $    81,015	          $  115,532
     Accounts and notes receivable	  		 1,027,997	           1,226,837
     Inventories            		 			      2,467,392            2,680,550
     Other current assets   	    	   		   107,879               65,000
        Total current assets        			 3,684,283            4,087,919

Property and equipment            			 	 5,703,175            5,630,525
     Less accumulated depreciation 			  2,052,518            1,908,938
     Net property and equipment	  		    3,650,657            3,721,587

Other assets          			                  41,904               82,223

Total assets             			           $7,376,844 	         $7,891,729


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Short term bank borrowings			     $  273,364	          $  618,890
     Accounts payable                     940,034              865,536
     Accrued expenses                     220,193       	      328,119
     Current maturities on
       long-term debt                     234,697 	            210,733
          Total current liabilities     1,668,288            2,023,278

Long-term debt:
     Deferred tax liability               184,000     		       184,000
     Long-term debt less current
       maturities         	             2,365,411	           2,437,293
          Total long-term liabilities   2,549,411            2,621,293
Total liabilities                       4,217,699            4,644,571

Stockholders' equity:
     Capital stock       		             1,186,192            1,186,192
     Retained earnings                  1,984,083            2,071,776
                                        3,170,275	           3,257,968
          Less treasury stock at cost      11,130               10,810
          Total stockholders' equity    3,159,145            3,247,158
Total liabilities and stockholders'
      equity 	                         $7,376,844           $7,891,729

THE COEUR DALENES COMPANY
UNAUDITED CONSOLIDATED INCOME STATEMENTS
 Six months Ended March 25, 2001 and March 25, 2000

                                  		    2001		               2000

Net sales                	           		$6,322,548            $5,891,024

Cost of sales                      			  4,707,224       		    4,330,908

Gross profit on sales          	    		  1,615,324      		     1,560,116

Selling, general and administrative
     expenses                        	  1,632,771	      	     1,503,967

Operating income (loss)		          		     (17,447)		             56,149

Other income (expense)
     Interest income   	                   16,214		              15,873
     Interest expense                  (  138,301)   		     (   117,128)
     Other income    	                        338                 1,387

Total other expense, net		        	 	  (  121,749)	  	      (    99,868)

Loss before income tax benefit 	 	   	 (  139,196)   	      (    43,719)

Income tax benefit		                   (   51,503) 		       (    16,176)

Net loss              		               (   87,693)	   	    $(    27,543)

Loss per share (basic and diluted)		  $(     0.02)         $(      0.01)

 Weighted average shares outstanding 	  5,342,067	            5,344,628


THE COEUR D'ALENES COMPANY
UNAUDITED CONSOLIDATED INCOME STATEMENTS
Three Months Ended March 25, 2001 and March 25, 2000

                                			   	 2001                 2000

Net sales                            			$3,113,793	         	$2,991,911

Cost of sales                     		  	  2,264,134        		  2,185,788

Gross profit on sales        		      	     849,659		            806,123

Selling, general and administrative
          expenses                   	     838,199		            728,176

Operating income               	    	       11,460	      	       77,947

Other income (expense)
     Interest income   	                     6,563                7,513
     Interest expense               	 (     71,503)	     	(      52,078)
     Other income                              131                  763

Total other expense, net      	    	  (     64,809)       (      43,802)

Income (loss) before income tax
     expense (benefit)             	       (53,349)	             34,145

Income tax expense (benefit)  	    	       (19,739)	             12,634

Net income (loss)                 			$  (   33,610)	      $      21,511

Earnings (loss) per share
     (basic and diluted)	           	$      ( 0.01)       $      0.00

  Weighted average shares outstanding	   5,341,969       		   5,344,628


THE COEUR D'ALENES COMPANY
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months  Ended March 25, 2001and March 25, 2000

                                        2001		                2000

 Cash flows from operating
         activities:
     Net loss	        	                $(   87,693)          $(   27,543)
     Adjustments to reconcile net
       loss to net cash provided by
       operating activities:
          Depreciation         			         143,580               116,370
          Provision for doubtful accounts   12,000                 3,000

        Changes in assets and liabilities:
             Accounts and notes receivable 186,840               129,266
               Inventories      	          213,158               154,422
               Prepaid expense and other
                 current assets         (   42,879)          (    40,681)
               Other assets                 40,319	               20,721
               Accounts payable             74,498               259,376
               Accrued expenses         (  107,926)                  738

     Net cash provided by operating
           activities	         	           431,897               615,669

Cash flows from investing activities:
     Additions to property and equipment(   72,650)           (  154,406)

Cash used in investing activities       (   72,650)           (  154,406)

Cash flows from financing activities:
     Net repayment under line of credit (  345,526)           (  275,911)
     Borrowings of long-term debt				       36,043                  -
     Principal repayment of debentures				      -		           (  128,000)
     Principal repayment of long-term
        debt    	   	                   (   83,961)           (   81,726)
     Treasury shares repurchased		      (      320)           (      620)

     Net cash used in financing
        activities             		       (  393,764)           (  486,257)

Net decrease in cash and cash
    equivalents     	                   (   34,517)           (   24,994)
Cash and cash equivalents, beginning
    of period               	              115,532                32,422

Cash and cash equivalents, end of
    period      	                  $        81,015          $      7,428







THE COEUR D'ALENES COMPANY
CONDENSED NOTES TO UNAUDITED
CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies.

     Significant accounting policies followed for the six months ended March 25, 2001 are the same as those contained in the Summary of Significant Accounting Policies from the Company's audited financial statements as of September 30, 2000 as included in 10KSB filed on December 22, 2000.

(2)  Inventories.
Inventories are summarized as follows:

                                        March 25,	            September 30,
                                        2001                  2000
		                             				    (Unaudited)     		    (Audited)
Fabrication inventories:
   Raw materials		 		                  $   11,702   	       	$     26,574
   Work-in-progress                       484,827		               579,622

   Inventories, at FIFO cost              496,529		               606,196
   LIFO reserve                        (   29,155)           (     29,155)

   Inventories, at LIFO cost 	   	        467,374	                577,041

Distribution inventories, at FIFO	      2,000,018          		   2,103,509

Total inventories   		                  2,467,392               2,680,550

(3)  Short-term bank borrowings.

     The Company has $1,500,000 in bank credit lines which mature on February 16, 2002. Interest is charged at the lenders' prime rate ( 8% as of March 25, 2001). Outstanding borrowings totaling $273,364 are collateralized by accounts receivable and inventories.

     The credit line agreement contains covenants under which the Company may not pay dividends in excess of 10% of annual net (after tax) profit, or enter into mergers, acquisitions or any major sales of assets or corporate reorganizations without prior consent of the bank. The Company is also required to maintain certain financial ratios concerning working capital and debt to equity, as well as a minimum net worth of $2,200,000. The Company was in compliance with each of these covenants as of their most recent respective measurement date.


(4)  Capital Stock.

      The Company conducted a tender offer to shareholders with holdings of one hundred or fewer shares beginning in January 1999 and which has been extended through May 31, 2001. The offer resulted in 584 shares being repurchased as treasury stock during the current fiscal year. The purpose of the tender offers was to buy out odd lot holders of stock with diminimus value which cost the Company more to service than the value of the stock held by the shareholder.

(5) Federal Income Tax Expense

As of March 25, 2001and September 30, 2000, the Company has a deferred long term tax liability of $184,000 (unaudited) and $184,000 (audited) respectively resulting primarily from the use of accelerated methods of depreciation of fixed assets and a deferred tax asset of $65,000 (unaudited) and $65,000 (audited) respectively resulting from vacation accrual and bad debt allowance.
A valuation allowance on the Company's deferred tax assets has been established to the extent the Company believes it is more likely than not that the deferred tax assets will not be realized.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITIONS AND RESULTS OF
OPERATIONS OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE
COMPANY'S FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE
IN THIS REPORT.

This report contains forward-looking statements regarding, among other items, anticipated trends in the Company's business. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks, uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of the factors described elsewhere herein. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will in fact transpire or prove to be accurate.

LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates that it will continue operating the steel distribution business much as it has for the past year during the twelve month period beginning March 26, 2001.

 In October 1999, the Company signed a two year lease on a small warehouse facility in Wenatchee, WA. The Company conducts a business similar to the retail steel distribution business in Spokane on a much smaller scale. The operation has been open since November 1999. Required inventories are expected to be in the $50,000 to $75,000 range during the next twelve months. The Company has the option to extend the lease for an additional five year period with a 3% per year escalation in the required lease payment.

The replacement cost of metal inventories is still historically low. The ongoing energy problems are having an adverse effect on demand within our market area. Most of the higher priced metal in our inventory has been sold and, with a few exceptions, our current values very closely parallel replacement costs. The fabrication business likely will have smaller inventory requirements in the near future, as business has slowed down in response to the aluminum industry shutdown.

The Company currently has no plans for any major capital asset additions or replacements for the remainder of the current fiscal year.

The Company maintains an investment in Road Renovator, LLC, a limited liability corporation formed as a joint venture to manufacture and market a pot hole patching machine. The prototype has been successfully completed. If satisfactory manufacturing and sales agreements can be negotiated, The
Coeur d'Alenes Company has an option to make an investment of up to $150,000. This investment will be made to fund a portion of the cost of the prototype and provide working capital to operate the LLC until such time as the sales and marketing efforts are successful. To protect its investment, The
Coeur d'Alenes Company may also have a contingent requirement to provide an additional $165,000 over the next two years to allow the joint venture to make payments on a finance lease taken out to fund the remainder of the cost of the prototype. The sales and marketing plan anticipates sales of 4 units during the remainder of the year 2001. If these sales materialize, it will not be necessary for The Coeur d'Alenes Company to invest any more capital in the LLC during the current year.

During the first six months of the current fiscal year, cash flows of $432,000 were provided by operations, compared to cash flows of $616,000 provided by operations during the same six month period of the prior fiscal year. Cash flows from operations during the current fiscal year to date were impacted primarily by a net loss of $87,000 adjusted by depreciation of $144,000, a decrease in accounts receivable of $187,000, a decrease in inventories of $213,000, a decrease in accrued expenses of $108,000 and an increase in accounts payable of $74,000. Cash flows provided by operations for the same period of the prior fiscal year primarily consisted of a net loss of $28,000, adjusted by depreciation of $116,000, a decrease in accounts receivable and inventories of $129,000 and $154,000 respectively and an increase in accounts payable of $259,000. Cash flows used in investing activities for the first six months of the current and prior fiscal years of $73,000 and $154,000 respectively were used to finance the purchase of new equipment. Cash flows used by financing activities for the current fiscal year consisted of $346,000 for repayment under the operating line of credit, $36,000 additional long-term borrowings and $84,000 principal repayments on existing long-term debt. During the first six months of the prior fiscal year, cash flows of $486,000 used in financing activities were primarily used to pay down the operating line of credit in the amount of $276,000, pay off the holders of $128,000 of debentures and make required current payments of $82,000 of long-term debt.

During the first six months of the current fiscal year, the Company's working capital decreased by 2% from approximately $2,065,000 to approximately $2,016,000 as of March 25, 2001.

The Company is dependent on an operating line of credit to meet its daily financial obligations. The operating line of $1,500,000 which is currently in place through February 16, 2002 is considered by management to be adequate to cover all expected cash requirements, including the investment in Road Renovator, LLC.

Results of Operations

Six Months Ended March 25, 2001 Compared to Six Months Ended March 25, 2000

Sales of approximately $6,323,000 for the six month period ended March 25, 2001 are 7% higher than approximately $5,891,000 for the same period of the prior fiscal year. Gross profits increased by 4% from approximately $1,560,000 during the first six months of the prior fiscal year compared to approximately $1,615,000 for the first six months of the current fiscal year. The steel service center sales of approximately $4,923,000 are 1% lower than sales of approximately $4,983,000 for the first six months of the prior fiscal year and represent 78% of the current period's total sales. During the first six months of the previous year the steel service center sales represented 85% of the total Company sales. The decline is the result of a lower sales price while the actual tons sold were 3% higher than the first six months of the prior year. The fabrication business, contributing 22% and 15% of the total sales for the first six months of fiscal 2001 and 2000 respectively experienced a 52% increase in sales volume from approximately $890,000 to approximately $1,354,000 for the current year. Demand for fabricated metal products was very strong during the first half of the current year, however, the opposite is likely to be true during the final half of the current year as the effect of the aluminum company shut downs begin to impact the overall market. The aluminum industry consumes large quantities of products fabricated from heavy steel plate in the process of producing aluminum. Forty percent of all the aluminum produced in the United States is produced in the Northwest, which is the market served by our Company. Approximately 25% of our current sales volume is provided either directly or indirectly from the aluminum industry. Any energy policy that prohibits the aluminum industry from acquiring adequate electricity at reasonable rates will have a detrimental effect on the steel distribution market in the Northwest. Currently, most of the aluminum producers are shut down, selling their power and paying their employees not to work.

Operating expenses at approximately $1,633,000 for the six-month period ended March 25, 2001 are roughly $129,000 or 9% higher than approximately $1,504,000 for the same period of the prior fiscal year. The increase is primarily the higher cost of fringe benefits and higher depreciation expense resulting from the recent purchase of new equipment.

Interest expense at approximately $138,000 for the six-month period ended March 25, 2001 is 18% higher than approximately $117,000 for the same period of the prior fiscal year. The increase is the result of equipment additions financed with higher levels of borrowing.

Higher sales volume was offset by a higher cost of material relative to the inventory replacement costs dictating the ultimate market price. A net loss of approximately $88,000 for the first six months of the current year compares to a net loss of approximately $28,000 for the same period of the prior year.

Three Months Ended March 25, 2001 Compared to Three Months Ended March 25, 2000

Sales of approximately $3,114,000 for the second quarter of the current fiscal year are 4% higher than approximately $2,992,000 for the second quarter of the prior fiscal year. The steel service center business, which contributed 82% and 86% of the total sales for the three month period ended March 25, 2001 and 2000 respectively, experienced a 1% decline in sales volume over the second quarter of the prior fiscal year. The decline from approximately $2,576,000 for the second quarter of last year to approximately $2,552,000 for the same period of time this year was largely the result of a lower sales price per ton of steel. The fabrication business, with a 27% increase in sales volume represents 18% of the second quarter combined sales for the current fiscal year and only 14% for the prior year. Approximately $527,000 sales for the quarter ended March 25, 2001 compares to approximately $416,000 for the same quarter of the prior fiscal year. The sales increase reflects the stronger demand experienced during the first half of the current fiscal year. This is not expected to continue for the second half of the year.

Gross profit for the three month period ended March 25, 2001, at 27.3% of sales, compares to 26.9% of sales for the same period of the prior fiscal year. The resulting gross profit dollars for the second quarter of the current fiscal year at approximately $850,000 exceed the same period of the prior fiscal year by approximately $44,000. The improvement in gross profit dollars is attributed to higher sales volume where as the increase in the gross profit percent is the result of lower cost inventories.

Operating expenses at approximately $838,000 for the three-month period ended March 25, 2001 are 15% higher than approximately $728,000 for the same period of the prior fiscal year. The increase is primarily the result of slightly more repairs and maintenance costs, higher depreciation and higher labor and benefit costs.

Interest expense for the quarter ended March 25, 2001 at approximately $72,000 is 4% higher than the same quarter of the prior fiscal year. The increase is attributable to higher levels of long-term debt.

Higher sales volume was offset by higher sales, general and administrative expense, resulting in a net loss of approximately $34,000 for the second quarter of the current fiscal year compared to a net income of approximately $22,000 for the same quarter of the prior fiscal year.




















PART II. OTHER INFORMATION

	Item 1.  Legal Proceedings.
		None.

	Item 2.  Changes in Securities


	The Company is continuing to conduct a tender offer under an extension which will expire on May 31, 2001.  During the current fiscal year the Company has repurchased 584 shares for treasury at a total cost of $320.  The purpose of the tender offer is to buy out odd lot shareholders of stock with diminimus value.

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


						THE COEUR D'ALENES COMPANY
								(Registrant)
Dated: May 4, 2001
						/s/ Marilyn A. Schroeder
						Marilyn A. Schroeder, Treasurer and
						Chief Financial Officer
						(Authorized Officer and Principal
						Accounting and Financial Officer)
12

12