Form 10QSB
period 2001-06-25
COEUR D ALENES CO /IA/
filed 2001-08-07
CIK 861502

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)
[X]  	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
ENDED JUNE 25, 2001.

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
5,340,804 shares of common stock, no par value, were outstanding as of July 25, 2001.

Transitional Small Business Disclosure Format (Check One) Yes[  ] No[X]


PART I.  FINANCIAL INFORMATION.

     Item 1.  Financial Statements.

	The accompanying condensed consolidated financial statements of The Coeur d'Alenes Company (sometimes referred to herein as the "Company") should be read in conjunction with the audited consolidated financial statements and related notes included in the Corporation's Annual Report on Form 10-KSB for the year ended September 30, 2000. The comparative consolidated balance sheet and related disclosures at September 30, 2000 have been derived from the audited balance sheet and financial statement footnotes. The accompanying condensed consolidated financial statements reflect all adjustments that in the opinion of management are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the nine month period ended June 25, 2001 are not necessarily indicative of the operating results to be expected for the full year.

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

	Condensed Consolidated Financial Statements

Consolidated Balance Sheets at June 25, 2001 (unaudited)  and
  September 30, 2000 (audited)

		Unaudited Consolidated Income Statements for the
		  Nine Months Ended June 25, 2001 and June 25, 2000

		Unaudited Consolidated Income Statements for the
		  Three Months Ended June 25, 2001 and June 25, 2000

		Unaudited Consolidated Statements of Cash Flows for the
		  Nine Months Ended June 25, 2001 and June 25, 2000

		Condensed Notes to Unaudited Consolidated Financial Statements




 THE COEUR D'ALENES COMPANY
CONSOLIDATED BALANCE SHEETS
June 25, 2001 and September 25, 2000

June 25, 	September 30
   	   2001 		   2000
(Unaudited)		(Audited)
ASSETS

Current assets:
     Cash and cash equivalents                 $  267,328           $  115,532
     Accounts and notes receivable                922,066            1,226,837
     Inventories                                2,136,686            2,680,550
     Other current assets                          98,378               65,000
        Total current assets                    3,424,458            4,087,919

Property and equipment                          5,702,403            5,630,525
     Less accumulated depreciation              2,127,308            1,908,938
     Property and equipment, net                3,575,095            3,721,587


Other assets                                       41,904               82,223

Total assets                                   $7,041,457           $7,891,729


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Short term bank borrowings                $        0           $  618,890
     Accounts payable                             914,535              865,536
     Accrued expenses                             255,327              328,119
     Current maturities on long-term debt         255,947              210,733
               Total current liabilities        1,425,809            2,023,278

Long-term debt:
     Deferred tax liability                       184,000              184,000
     Long-term debt less current maturities     2,283,210            2,437,293
               Total long-term liabilities      2,467,210            2,621,293
Total liabilities                               3,893,019            4,644,571

Stockholders' equity:
     Capital stock                              1,186,192            1,186,192
     Retained earnings                          1,973,776            2,071,776
                                                3,159,968            3,257,968
          Less treasury stock at cost              11,530               10,810
          Total stockholders' equity            3,148,438            3,247,158
Total liabilities and stockholders' equity     $7,041,457           $7,891,729


THE COEUR DALENES COMPANY
UNAUDITED CONSOLIDATED INCOME STATEMENTS
 Nine months Ended June 25, 2001 and June 25, 2000

                                                  2001                  2000

Net sales                                      $9,483,782           $9,093,214

Cost of sales                                   7,155,763            6,726,788

Gross profit on sales                           2,328,019            2,366,426

Selling, general and administrative expenses    2,349,700            2,238,325

Operating income (loss)                           (21,681)             128,101

Other income (expense)
     Interest income                               23,713               25,186
     Interest expense                          (  197,129)         (   179,699)
     Other income                                  44,576               29,199

Total other expense, net                       (  128,840)          (  125,314)


Income (loss) before income tax expense
(benefit)                                      (  150,521)               2,787

Income tax expense (benefit)                  (    52,521)               1,031

Net  income loss                             $ (   98,000)          $    1,756

Earnings (loss) per share (basic and diluted)   $ (  0.02)          $     0.00

 Weighted average shares outstanding            5,341,927            5,344,497



THE COEUR D'ALENES COMPANY
UNAUDITED CONSOLIDATED INCOME STATEMENTS
Three Months Ended June 25, 2001 and June 25, 2000

                                                2001                    2000

Net sales                                      $3,161,234           $3,202,189

Cost of sales                                   2,448,539            2,395,880

Gross profit on sales                             712,695              806,309


Selling, general and administrative expenses      716,929              734,359


Operating income (loss)                            (4,234)              71,950

Other income (expense)
     Interest income                                7,499                9,313

     Interest expense                           (  58,828)         (    62,571)
     Other income                                  44,238               27,812


Total other expense, net                        (   7,091)        (     25,446)

Income (loss) before income tax expense
(benefit)                                       (  11,325)              46,504

Income tax expense (benefit)                    (   1,018)              17,207


Net income (loss)                             $ (  10,307)          $   29,297

Earnings (loss) per share (basic and diluted) $    ( 0.00)          $     0.00

  Weighted average shares outstanding           5,341,321            5,344,233




THE COEUR D'ALENES COMPANY
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months  Ended June 25, 2001and June 25, 2000

     2001	     2000

 Cash flows from operating activities:
     Net loss                                  $(  98,000)           $   1,756

     Adjustments to reconcile net loss
   to net cash provided by operating activities:
          Depreciation                            218,370              179,735
          Gain on disposal of assets                    -                 (271)

          Changes in assets and liabilities:
               Accounts and notes receivable      304,771             (120,048)
               Inventories                        543,864             (211,264)
               Prepaid expense and other
                 current assets                (   33,378)          (    1,521)
               Other assets                        40,319               23,828
               Accounts payable                    48,999              274,781
               Accrued expenses                 (  72,792)              20,035

     Net cash provided by operating activities    952,153              167,031

Cash flows from investing activities:
      Proceeds from sale of assets                      -                3,200
     Additions to property and equipment       (   71,878)            (264,037)

Cash used in investing activities              (   71,878)            (260,837)

Cash flows from financing activities:
     Net borrowings (repayment) under line of credit   ( 618,890)      257,417
     Borrowings of long-term debt                         36,043       102,257
     Principal repayment of debentures                         -       (28,000)
     Principal repayment of long-term debt          (    144,912)     (121,604)
     Treasury shares repurchased                    (        720)     (    620)

     Net cash provided by (used in) financing activities  (728,479)    109,450

Net increase in cash and cash equivalents                 151,796       15,644
Cash and cash equivalents, beginning of period            115,532       32,422

Cash and cash equivalents, end of period               $  267,328    $  48,066







THE COEUR D'ALENES COMPANY
CONDENSED NOTES TO UNAUDITED
CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies.

     Significant accounting policies followed for the nine months ended
June 25, 2001 are the same as those contained in the Summary of Significant Accounting Policies from the Company's audited financial statements as of September 30, 2000 as included in 10KSB filed on December 22, 2000.

(2)  Inventories.
Inventories are summarized as follows:

                                                    June 25,      September 30,
                                                      2001             2000
                                                  (Unaudited)      (Audited)
Fabrication inventories:
   Raw materials                                   $    5,574       $   26,574
   Work-in-progress                                   341,893          579,622

   Inventories, at FIFO cost                          347,467          606,196
   LIFO reserve                                    (   29,155)      (   29,155)

   Inventories, at LIFO cost                          318,312          577,041

Distribution inventories, at FIFO                   1,818,374        2,103,509

Total inventories                                   2,136,686        2,680,550

(3)  Short-term bank borrowings.

     The Company has $1,500,000 in bank credit lines which mature on February 16, 2002. Interest is charged at the lenders' prime rate ( 7% as of June 25, 2001). Outstanding borrowings (zero at June 25, 2001) are collateralized by accounts receivable and inventories.

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



(4)  Capital Stock.

      The Company conducted a tender offer to shareholders with holdings of one hundred or fewer shares beginning in January 1999 which expired on May 31, 2001. The offer resulted in 1,360 shares being repurchased as treasury stock during the current fiscal year. The purpose of the tender offers was to buy out odd lot holders of stock with diminimus value which cost the Company more to service than the value of the stock held by the shareholder.

(5)	Federal Income Tax Expense

As of June 25, 2001and September 30, 2000, the Company has a deferred long term tax liability of $184,000 (unaudited) and $184,000 (audited) respectively resulting primarily from the use of accelerated methods of depreciation of fixed assets and a deferred tax asset of $65,000 (unaudited) and $65,000 (audited) respectively resulting from vacation accrual and bad debt allowance. A valuation allowance on the Company's deferred tax assets has been established to the extent the Company believes it is more likely than not that the deferred tax assets will not be realized.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates that it will continue operating the steel distribution business much as it has for the past year during the twelve month period beginning June 26, 2001.

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

The replacement cost of metal inventories continues to be historically low. The ongoing energy problems are having an adverse effect on demand within our market area. Most of the higher priced metal in our inventory has been sold and, with a few exceptions, our current values very closely parallel replacement costs.

The fabrication business likely will continue to have smaller inventory requirements in the near future. Since business has slowed down in response to the aluminum industry shutdown, the fabrication inventories are down 48% since September 2000.

The Company currently has no plans for any major capital asset additions or replacements for the remainder of the current fiscal year.

The Company maintains an investment in Road Renovator, LLC, a limited liability corporation formed as a joint venture to manufacture and market a pot hole patching machine. The prototype has been successfully completed. The
Company had an option to continue to participate in the project, but has decided against making any additional investment.

During the first nine months of the current fiscal year, cash flows of $952,000 were provided by operations, compared to cash flows of $167,000 provided by operations during the same nine month period of the prior fiscal year. Cash flows from operations during the current fiscal year to date were impacted primarily by a net loss of $98,000 adjusted by depreciation of $218,000, a decrease in accounts receivable of $305,000, a decrease in inventories of $544,000, a decrease in accrued expenses of $73,000 and an increase in accounts payable of $49,000. Cash flows provided by operations for the same period of the prior fiscal year primarily consisted of a net income of $2,000, adjusted by depreciation of $180,000, an increase in accounts receivable and inventories of $120,000 and $211,000 respectively and an increase in accounts payable of $275,000. Cash flows used in investing activities for the first nine months of the current and prior fiscal years of $72,000 and $261,000 respectively were used to finance the purchase of new equipment. Cash flows used by financing activities for the current fiscal year consisted of $619,000 for repayment under the operating line of credit, $36,000 additional long-term borrowings and $145,000 principal repayments on existing long-term debt. During the first nine months of the prior fiscal year, cash flows of $109,000 provided by financing activities were primarily generated by net borrowings of $257,000 on the operating line of credit, new long term borrowings of $103,000, partially offset by required principal payments on long term debt of $122,000 and principal payments made to the holders of $128,000 in debentures.

During the first nine months of the current fiscal year, the Company's working capital decreased by 3% from approximately $2,065,000 to approximately $1,999,000 as of June 25, 2001.

The Company is dependent on an operating line of credit to meet its daily financial obligations. The operating line of $1,500,000 which is currently in place through February 16, 2002 is considered by management to be adequate to cover all expected cash requirements.

Results of Operations

Nine Months Ended June 25, 2001 Compared to Nine Months Ended June
25, 2000

Sales of approximately $9,484,000 for the nine month period ended June 25, 2001 are 4% higher than approximately $9,093,000 for the same period of the prior fiscal year. Gross profits decreased by 2% from approximately $2,366,000 during the first nine months of the prior fiscal year compared to approximately $2,328,000 for the first nine months of the current fiscal year. The steel service center sales of approximately $7,717,000 are 1% lower than sales of approximately $7,774,000 for the first nine months of the prior fiscal year and represent 81% of the current period's total sales. During the first nine months of the previous year, the steel service center sales represented 85% of the total Company sales. The decline is the result of a lower sales price per ton on 2% higher volume of tons sold over the first nine months of the prior year. The fabrication business, contributing 19% and 15% of the total sales for the first nine months of the current and prior fiscal years respectively, experienced a 34% increase in sales volume from approximately $1,319,000 to approximately $1,767,000 for the current year. Demand for fabricated metal products was strong during the first six months of the current year but slowed considerably during the third quarter as a result of the idling of the aluminum smelters. The aluminum industry consumes large quantities of products fabricated from heavy steel plate in the process of producing aluminum. Forty percent of all the aluminum produced in the United States is produced in the Northwest, which is the market served by our Company. Approximately 25% of our sales volume has been provided either directly or indirectly from the aluminum industry. Energy policies that prohibit the aluminum industry from acquiring adequate electricity at reasonable rates has had, and will continue to have, a detrimental impact on the steel fabrication and distribution market in the Northwest. Currently most of the aluminum producers are shut down, selling their power and paying their employees not to work.

Operating expenses at approximately $2,350,000 for the nine month period ended June 25, 2001 are roughly $111,000 or 5% higher than approximately $2,238,000 for the same period of the prior fiscal year. The increase is the higher cost of fringe benefits and repairs on equipment.

Interest expense, at approximately $197,000 for the nine month period ended June 25, 2001 is 10% higher than approximately $180,000 for the same period of the prior fiscal year. The increase is the result of equipment additions financed with borrowed funds. The impact of the higher debt load has been partially offset by lower interest rates.

The higher sales volume was accompanied by a higher cost of material relative to the inventory replacement costs dictating the ultimate market price during most of the first three quarters of the current fiscal year. A net loss of approximately $98,000 for the first nine months of the current year compares to a net income of approximately $2,000 for the same period of the prior year.

Three Months Ended June 25, 2001 Compared to Three Months Ended June
25, 2000

Sales of approximately $3,161,000 for the third quarter of the current fiscal year are 1% lower than approximately $3,202,000 for the third quarter of the prior fiscal year. The steel service center business, which contributed 87% and 85% of the total sales for the three month period ended March 25, 2001 and 2000 respectively, experienced a 1% decline in sales volume over the third quarter of the prior fiscal year. The decline from approximately $2,773,000 for the second quarter of last year to approximately $2,748,000 for the same period of time this year was largely the result of a lower sales price per ton of steel. The fabrication business, with a 4% decrease in sales volume represents 13% of the third quarter combined sales for the current fiscal year compared to 15% for the third quarter of the prior year. Sales volume of approximately $413,000 for the quarter ended June 25, 2001 compares to approximately $429,000 for the same quarter of the prior fiscal year.
The sales decrease reflects the weaker demand experienced during the third quarter of the current year, following the idling of aluminum plants in our market area. This is expected to continue during the final quarter of the year.

Gross profit for the three month period ended June 25, 2001, at 23% of sales compares to 25% of sales for the same period of the prior fiscal year. The resulting gross profit dollars for the third quarter of the current fiscal year at approximately $713,000 lag the same period of the prior fiscal year by approximately $94,000. The erosion in gross profit dollars is attributed to lower sales volume accompanied by lower gross margins in the fabrication business.

Operating expenses at approximately $717,000 for the three month period ended June 25, 2001 are 2% lower than approximately $734,000 for the same period of the prior fiscal year. The decrease is primarily the result of a reduced labor force in response to lower demand.

Interest expense for the quarter ended June 25, 2001 at approximately $59,000 is 6% lower than the same quarter of the prior fiscal year. The decrease is attributable to lower interest rates.

Lower sales volume accompanied by lower gross margin percents resulted in a net loss of approximately $10,000 for the third quarter of the current fiscal year compared to a net income of approximately $29,000 for the same quarter of the prior fiscal year.





PART II. OTHER INFORMATION

	Item 1.  Legal Proceedings.
		None.

	Item 2.  Changes in Securities


	The Company is currently conducting a new tender offer to holders of 200 and fewer shares which will expire on October 31, 2001. The purpose of the new tender offer is to buy out odd lot shareholders of stock with diminimus value. During the current fiscal year the Company has repurchased 1,360 shares for treasury at a total cost of $720

	Item 3.  Defaults Upon Senior Securities
		None.

	Item 4.  Submission of Matters to a Vote of Security Holders.
		None.

	Item 5.  Other Information
		None

	Item 6.  Exhibits and Reports on Form 8-K
Exhibits.
None.
(a)	Reports on Form 8-K.
None.






SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             THE COEUR D'ALENES COMPANY
                                                             (Registrant)
Dated: August  3, 2001
                                             /s/ Marilyn A. Schroeder
                                             Marilyn A. Schroeder, Treasurer
                                             and Chief Financial Officer
                                             (Authorized Officer and Principal
                                             Accounting and Financial Officer)
12

14