Form 10KSB
period 2001-09-29
COEUR D ALENES CO /IA/
filed 2001-12-28
CIK 861502

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 29, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [ NO FEE REQUIRED ] for the transition period from_____________ to
_____________.


Commission file number 0-18353

                           THE COEUR D'ALENES COMPANY

             Idaho                                                82-0109390
-------------------------------                              -------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

               PO Box 2610
          Spokane, Washington                                         99220-2610
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)

                                 (509) 924-6363
               ---------------------------------------------------
               (Registrant's telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

================================================================================

                                                           Name of each exchange
Title of each class                                        on which registered

Common stock, no par value

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to such filing requirements for at least the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will t be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $12,944,122

The aggregate market value of the voting stock of the registrant held by non-affiliates cannot be readily determined because there is no established public trading market for such stock.

Shares outstanding as of December 2, 2001: 5,335,530

No documents incorporated by reference herein.

Transitional small business disclosure format (check one): Yes [ ] No [X]

Part 1.  DESCRIPTION OF BUSINESS.

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

         As part of its strategic plan, Cd'A has implemented various changes over the years in order to shift its business emphasis and focus away from higher volume, lower margin business (involving a lesser value added component in the form of fabrication, processing or other services) and more towards a lower volume, higher margin business (involving a greater value added component in the form of fabrication, processing, delivery or other services). As a result of these changes, a significant amount of Cd'A's revenue has been generated by the value added and service aspects of this business. With the idling of the aluminum smelters in the area and the permanent closure of a magnesium producer that is a wholly owned subsidiary of one of the aluminum smelters, the demand for fabricated products within Cd'A's niche market has declined significantly. During the fiscal year ending September 2002, the fabrication process will no longer be managed as a separate business from the steel service center business.

(b)      BUSINESS OF ISSUER.

         Cd'A primarily operates in and is based out of a facility located at 3900 E. Broadway in Spokane, Washington. The fabrication operations generally consist of the custom production of finished metal structures or products (or components thereof) in accordance with a customer's specifications. The fabrication operations include activities such as cutting, bending, drilling, riveting, welding, and assembling. The items produced by the fabrication operations vary depending upon the nature of a customer's order, but in the past have included such items as baghouses (which trap emissions from factories or other manufacturing facilities), crucibles, potshells and liners for aluminum, magnesium or other metal producers, and slurry impellers for industry. Though significantly reduced in volume, the fabrication processes have become part of the distribution operations on October 1, 2001. The distribution operations generally consist of the resale of stock metal materials purchased from mills with further processing or other services, such as cutting, bending, burning, or sawing stock metal materials to a customer's specifications (component parts) or delivery to a customer's location. Metal materials in various types, grades, shapes and sizes are sold by the distribution operations, including such items as beams, bars, plates, sheets, angles, tubes, pipes, gratings and wrought (decorative) iron. The distribution operations are referred to in the industry and sometimes referred to herein as a steel service center.

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

         Since there is turnover among Cd'A's customers (especially in the fabrication business which is on a job to job basis and often involves relatively large jobs), over any given period, the business of a few customers may represent a significant portion of Cd'A's business. In fiscal 2001, one customer amounted to 15% of total sales. In fiscal 2000, the same customer contributed business in the amount of 11% of total net sales. Of the 15% generated in the year just ended, half of that volume was contributed by a wholly owned subsidiary of the customer's parent company. The wholly owned subsidiary is now permanently closed. The parent corporation, which contributed the other half, is an aluminum smelter. Most of its operations have been idled for an indefinite period of time. The loss of this volume in the fabrication business will have an adverse effect on the business of Cd'A in the short run. The turnover among customers, however, means that any such adverse effect on the business of Cd'A over the longer term will be more attenuated. Nonetheless, it is still important for Cd'A to retain any other such large customers.

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

         In October 1999, Stock Steel opened a small metals convenience store in Wenatchee WA. The primary business purpose is to sell wrought (ornamental) iron and to provide will call service to businesses in the area, many of which Stock Steel is already supplying out of the Spokane facility. The Company plans to open more of these facilities in the outlying areas as appropriate locations are identified. Currently the Company is in the process of openning a small metals convenience store in Dalton Gardens, Idaho, which will also incorporate aluminum extrusions, plate and sheet into the inventory mix.

         Cd'A's steel service center business faces stiff competition, both from other steel service centers (mainly those located in or near Cd'A's market area due to transportation costs) and, for larger orders not requiring additional processing or other services, from the mills themselves (not necessarily limited to those located in or near Cd'A's market area since transportation costs from the mill to Cd'A and from Cd'A to the customer may be approximately the same as transportation costs from the mill directly to the customer). Cd'A's fabrication business also faces stiff competition from other fabrication businesses, primarily those located in the West and Midwest but also to a lesser extent, those located in other areas of the United States. Again, transportation costs somewhat constrain the size of the geographical market area for competing fabrication operations, although as mentioned above this is a less significant factor than for steel service center operations. Relatively high transportation costs have not had and are not anticipated to have a significant impact on Cd'A's operations because, as mentioned above, the competition in the area generally is faced with the same costs. In addition, to the extent that a portion of the fabrication business market has been located in Western Washington where much of the competition is located, the cost of living and therefore labor rate differentials generally were enough to offset the higher transportation cost of Cd'A.

         Cd'A's steel service center business has large working capital requirements. Cd'A is required to carry significant amounts of inventory (generally three to four months worth) in the steel service center business in order to provide just-in-time delivery for its customers. Although Cd'A provides rights to return materials, materials returned to Cd'A after sale for reasons other than quality of product or service are subject to a restocking charge. Cd'A experiences a very limited amount of returned goods. Customer payment terms are primarily net 30 days. Ten-day payment discounts are offered to some customers. The fabrication business has required a somewhat smaller working capital for work in process inventory as well as finished goods on consignment to the end user. The work in process inventory requirements in the future will depend on the level of business that is attracted, but is expected to be small in relation to the overall Company's inventory requirements.

         Metal price fluctuations on the supply side have an effect on the amount of working capital required to support inventories. When the price of metal goes down, as it did during the year ended September 30, 2000 and again during fiscal 2001, the resources required to be invested in inventories declines also. Generally the gross margins available in the market during these periods of declining prices are lower than normal. When the cost goes back up again, margins will generally recover, assuming the strength of the market does not deteriorate.

         Both the steel service center business and the fabrication business are dependent on local, regional and, to a lesser extent, national economic conditions. The cyclical nature of these businesses makes it necessary for Cd'A to constantly watch the economic indicators in order to adjust capacity and inventory appropriately. Failure to anticipate a downturn or upturn can have a negative effect on earnings and cash flows because capacity and inventory may be too high in a downturn, resulting in a higher cost structure and increased cash flow pressures and too low in an upturn, resulting in lost sales. Cd'A was able to anticipate the current down turn and adjust in a timely fashion.

         Cd'A has generally not experienced a material seasonal effect on its business. The company's two major areas of business, steel distribution and steel fabrication have, in the past, been somewhat counter cyclical. Currently, the customers for both businesses are experiencing a significant economic slump. A recovery is not anticipated in the very near term.

         Cd'A has no material patents, trademarks, licenses, franchises, concessions or royalty agreements. During September 1999, prior to fiscal year end, Cd'A acquired a license agreement to manufacture and market a road patching machine, the concept of which is covered by patents. Cd'A then assigned the license agreement to a newly formed company, Road Renovator, LLC, (the "LLC"). As a result of the assignment, Cd'A received an ownership interest in the LLC. As of October 31, 2001, the LLC has been dissolved. Cd'A has no contingent liability with respect to any debt incurred by the LLC.

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

         Cd'A currently has 55 total employees.

ITEM 2.  DESCRIPTION OF PROPERTY.

         Cd'A primarily conducts its operations out of a facility located at 3900 E Broadway in Spokane WA. The facility consists of two buildings, each approximately 42,150 square feet for a total of approximately 84,300 sq ft, with a common wall. The facility was specially designed to function efficiently as a steel service center and has a rail spur that runs through the end of both building. Attached to the warehouse buildings are a 2,625 square foot retail building and office space of approximately 6,000 square feet. The facilities have a first lien in favor of a bank securing a promissory note in the amount of approximately $1,738,000 as of September 29, 2001.

         On September 10, 1999 the Company entered into a lease for a small warehouse in Wenatchee, WA. The term of the lease was two years, beginning October 1, 1999. The monthly rent was $1,600 per month for the first year and

$1,648 per month for the second year. The lease could have been terminated at the end of the first year upon notice properly given and with a termination penalty of $2,000. The Company also had an option to renew the lease for an additional five years with a 3% escalation clause with respect to lease payments. As the market for real estate in Wenatchee changed significantly during the first two years of occupancy, the Company renegotiated a one year extension to the lease at a monthly rate of $1,350. The lease also provides for a first right of refusal on some additional warehouse space adjoining the space currently leased. On December 3, 2001, the Company entered into a one year lease with a one year option for a small warehouse type facility consisting of approximately 3600 sq. ft. in Dalton Gardens, Idaho. The monthly rent is $1,600 each month. This lease also provides for a first right of refusal on similar space in a unit adjoining the unit to be occupied by the Company. The Company believes its facilities are suitable and adequate to meet its current needs.

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

                                     PART II

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

(a) MARKET FOR COMMON STOCK. Although the common stock of Cd'A, having no par value, is traded on the over-the-counter market based in Spokane, Washington, there is currently no established public trading market for Cd'A Common Stock. Since July 1, 1993, Cd'A Common Stock has been traded on this over-the-counter market (CDA Co.), with the primary basis consisting of limited quotations by Sandberg Securities, Empire Securities, and Pennaluna, Inc., securities broker-dealers based in Spokane, Washington and Coeur d'Alene, Idaho and on the Bulletin Board (CDAL.ob). The range of high bid and low bid quotations for Cd'A Common Stock, by quarters, for the period beginning October 1, 1999 through September 29, 2001are set forth in dollars per share below:

                                  2001               2000
                               High - Low         High - Low
July 1 - September 30          $.12 - $.05        $.12 - $.12
April 1 - June 30              $.10 - $.10        $.25 - $.12
January 1 - March 31           $.12 - $.10        $.31 - $.12
October 1 - December 31        $.12 - $.12        $.12 - $.12

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

(b) HOLDERS. As of December 2, 2001, there were approximately 721 holders of record of Cd'A Common Stock.

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

FINANCIAL CONDITION

         The Company anticipates that it will continue operating the steel distribution business much as it has for the past two years during the twelve-month period beginning October 1, 2001and ending September 28, 2002. The fabrication business will be rolled into the steel distribution business and they will be accounted for as a single operation.

         In October 1999, the Company signed a two-year lease on a small warehouse facility in Wenatchee, WA. The lease has been extended for an additional one year period. The Company intends to conduct a business similar to the steel distribution business in Spokane out of the Wenatchee location on a much smaller scale. The inventory will be supported out of the Spokane facility and it should not be necessary to increase the Company wide inventory by a significant amount. In January, 2002, the Company intends to open a similar facility in Dalton Gardens, Idaho. Inventories at the Idaho facility will include specialty metals such as aluminum. The increase in the Company wide inventory is expected to be between $50,000 and $100,000 due to the inclusion of specialty metals. Specialty metals will also be stocked at the main location in Spokane as well as in Wenatchee.

         Sales and gross margins as a percent of sales are both likely to be somewhat lower during the fiscal year ended September 2002 than the year just ended. Metal prices at the mills are at their lowest level since the 1970's. The Company believes its inventories are stated at the lower of net realizable value or market and did not record any inventory write downs in 2000 or 1999. The current price of electricity, resulting In the idling of the aluminum smelters, is having an adverse effect on the demand for our products. The Company will continue its fabrication processes on a very limited scale. The aluminum companies directly accounted for approximately 25% of the Company's total business during the year just ended. Indirectly, an additional 10% to 20% came from other customers supporting the aluminum industry.

         During October 1993, the Company sold convertible debentures in a private placement. The convertible debenture offering was for $250,000. The debentures were due in October, 1998, but the initial term was extended for one additional year to October 31, 1999. The interest rate during the extended term was 8-3/4%. The conversion price during the period of the extension was $.28 per share. The debentures that were not converted during prior years were all redeemed on October 31, 1999. There were no debentures outstanding during the fiscal year just ended.

LIQUIDITY AND CAPITAL RESOURCES.

         The Company has a loan secured by a first lien on the real estate out of which the business is operated. The loan is due in January 2007 and has a twenty-year amortization period with a balloon payment of the balance remaining at the end of ten years. The interest rate was fixed in February 1998 at 8-1/2%.

         During the current fiscal year the Company has no plans to acquire any major capital assets. A major piece of equipment acquired during the previous fiscal year, primarily intended to support the business from the aluminum industry, has been written down to market value and is currently held for sale. The Company does not expect to be able to sell the equipment quickly, as there are few buyers and the market conditions are poor.

         In fiscal 2001, the Company financed the business primarily with cash flows from operating activities. During the year ended September 29, 2001 cash increased by approximately $53,000. The Company's cash flows provided by operating activities were approximately $925,000 in fiscal 2001 and approximately $368,000 in fiscal 2000. Cash flows provided by operating activities in fiscal 2001 were primarily impacted by a net loss of $132,000, adjusted by depreciation of $285,000, a decrease in inventories of $941,000, and offset by an increase in accounts receivable of $174,000 and a decrease in accounts payable of $174,000. Cash flows provided by operating activities in fiscal 2000 were primarily impacted by net income of $155,000, adjusted by depreciation of $247,000 and an increase in accounts payable of $325,000, and offset by an increase in accounts receivable and inventories of $200,000 and $216,000 respectively. Cash flows of $799,000 used by financing activities during fiscal 2001 were the result of $36,000 new long-term borrowings, net repayments of $619,000 on the operating line of credit and payments of principal on long-term debt of 216,000. Cash flows used by investing activities of $73,000 represents additions to equipment. Likewise, cash flows used by investing activities in fiscal 2000 of $624,000 were attributable primarily to additions to property and equipment. Cash flows provided by financing activities during fiscal 2000 of $339,000 were the net result of additional long term borrowings of $382,000, net borrowings under the operating line of credit of $251,000 and repayments of principal on long term debt of $293,000.

         Working capital at September 29, 2001of approximately $1,992,000 is very comparable to $2,065,000 as of September 30, 2000. Cd'A continues to be very dependent on external sources of funding in the forms of operating lines of credit and long-term property and equipment loans. As of the end of the fiscal year ended in September 2001, Cd'A has an operating line of credit in the amount of $1,500,000 available through February 16, 2002. The interest rate is the bank's prime rate. In the event that it was not possible to renew the operating line, it would be necessary for Cd'A to raise capital through stock issuances, bond sales or other available means. Management, however, does not anticipate a significant problem in renewing the operating line next February on substantially the same terms and conditions as the current line.

NEW ACCOUNTING PRONOUNCEMENTS

         In June, 2000 the Financial Accounting Standards Board ("FASB") issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of SFAS 133", which liberalized the application of the hedging rules of SFAS No. 133 in a number of areas, and revised standards for derivatives instruments and hedging activities, specifically applicable to foreign currency receivables and payables, including intercompany transactions as they apply to changing foreign currency exchange rates. SFAS No. 138 was effective for all fiscal years beginning subsequent to June 15, 2000 and the Company adopted its provisions October 1, 2000. Its adoption had no material effect on the Company's statements or activities.

         In September 2000 the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which replaces SFAS No. 125 and revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. This statement continues to use a "financial-components approach" that focuses on control to determine if assets are sold or liabilities extinguished. The statement is generally applied prospectively. The statement is effective for transactions occurring after March 31, 2001. Adoption of this standard had no material effect on the Company.

         In June 2001 the FASB issued SFAS No. 141 "Business Combinations" which supercedes APB Opinion No. 16 "Business Combinations" and FASB Statement No. 38 "Accounting for Preacquisition Contingencies of Purchased Enterprises". The provisions of this statement require that all business combinations be accounted for using "purchase accounting" and it disallows the use of "pooling of interests" as previously allowed under APB Opinion No. 16 and FASB Statement No.
38. This statement is effective for all business combinations subsequent to June 30, 2001. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

         Also in June 2001 the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets", which supercedes APB Opinion No. 17 "Intangible Assets". The provisions of this statement changes the unit of account for goodwill and takes a very different approach to how goodwill and other intangible assets are accounted for subsequent to their initial recognition. Because goodwill and some intangible assets will no longer be amortized, the reported amounts of goodwill and intangible assets, as well as total assets will not decrease at the same time and in the same manner as under previous standards. This statement is effective for all fiscal years beginning subsequent to December 15, 2001. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

         In June 2001 the FASB issued SFAS No. 143 "Accounting for the Impairment of Disposal of Long-Lived Assets". This statement addresses financial reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The requirements of this statement must be implemented for fiscal years beginning after June 15, 2002, however, early adoption is encouraged. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

         The FASB also issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. It also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this Statement generally are to be applied prospectively. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the percentage of revenues represented by certain items reflected in the Company's statements of income:

                                                         Year Ended
                                               September 29,    September 30,
                                                   2001             2000

Net Sales                                         100.00%          100.00%
Cost of Sales                                      75.16%           71.23%
Gross Profit                                       24.84%           28.77%
Selling, General &
   Administrative Expense                          24.11%           25.49%

Operating Income                                     .73%            3.28%

Interest Income                                      .16%             .25%

Interest Expense                                   (1.89%)          (1.99%)

Other Income                                         .04%             .26%

Income Before Income Taxes                          (.96%)           1.81%
Income Tax Expense                                   .06%             .59%
Net Income                                         (1.02%)           1.22%


Fiscal 2001 Compared to Fiscal 2000.

         Net sales increased 2% to $12,944,000 in fiscal 2001 from $12,700,000 in fiscal 2000. Fabrication sales increased 12% to $2,343,000 from $2,090,000 the prior year. The increase is primarily the result of completing the contract work for a large customer that will close its doors during the current fiscal year. Sales for the distribution business declined slightly to $10,601,000 from $10,610,000 during the prior fiscal year. The decrease was due primarily to the downward pressure on price resulting from the decrease in replacement costs in most market segments. The lower sales volume for the distribution business is expected to continue or perhaps decline further during the current fiscal year. Fabrication sales will likely be a small factor in the current year's business. The distribution business accounted for 82% of the consolidated sales during the fiscal year ended in September 2001and 84% during the prior fiscal year. The fabrication business contributed the remaining 18% in fiscal 2001 and 16% in fiscal 2000.

         Cost of sales as a percentage of sales for fiscal 2001 at 75% compares to 71% during the preceding fiscal year. The erosion was due to the lower sales price per ton available under the current market conditions. The cost of sales for the fabrication business remained at 70%, the same as the prior year, while the distribution business increased to 77% from 72% the prior year.

         Selling, general and administrative expenses decreased 4% to $3,121,000 during fiscal 2001 from $3,237,000 for the prior year. The decrease was primarily the result of a smaller labor force and the implementation of other cost cutting programs in reaction to the shrinking market.

         Interest expense at $245,000 during the fiscal year ended September 29, 2001 was comparable to interest expense of $253,000 for the prior year.

         Other income decreased to $5,000 for fiscal 2001 from $34,000 during fiscal 2000. The decrease was due to the write down to estimated market value of a major piece of equipment used in the fabrication business. The equipment was purchased primarily to provide service to a major customer that will no longer be in business.

         Income tax expense of $8,000 for fiscal 2001 compares to $75,000 for fiscal 2000. The difference in the effective tax rates between the two years is the result of an decrease of approximately $21,000 in the deferred tax asset and an increase in the deferred tax liability of approximately $36,000.

         At September 29, 2001, the Company had a deferred long term tax liability of $220,000 resulting primarily from the use of accelerated methods of depreciation of fixed assets offset slightly by a long term tax asset due to a net operating loss carryover. A valuation allowance has been established to the extent the Company believes it is more likely than not that the net operating loss tax asset will not be realized. The Company also has a short term deferred tax asset of $44,000 resulting from vacation accruals and allowance for bad debts. The deferred tax liability and asset for the prior fiscal year were $184,000 and $65,000 respectively.

         The various factors discussed above resulted in a net loss for the fiscal year ended September 29, 2001 of $132,000 compared to a net income of $155,000 for the year ended September 30, 2000.

ISSUES, OUTLOOKS AND UNCERTAINTIES

         Cd'A continues to make changes to the structure of its business as changing market conditions dictate. Most recently, the fabrication business was combined with the steel service center business in an effort to create greater efficiencies. A branch operation was recently opened in Wenatchee, WA and plans are in place to open another operation in Dalton Gardens, Idaho during the current fiscal year. The Company also plans to expand its product line to include aluminum extrusions, plate and sheet, and possibly stainless steel. The Company is always actively searching for opportunities to expand.

         Management believes that the distribution business will likely experience lower sales volume in the immediate future as market conditions are not favorable. Prices at the mill are still depressed and the higher electricity rates are likely to continue during the current fiscal year.

         The fabrication business continues to work to expand participation in its niche market, however the near term outlook for the fabrication business is poor. It is difficult to predict trends beyond the end of the year, as most of the major fabrication customers are dependent on favorable aluminum and electricity prices. Politics, the continuing effects of deregulation and the winter snowfall among other things all factor into the future health of the customers dependent on affordable electricity.

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS.

         See the Consolidated Financial Statements beginning on page F-1.

INDEX TO FINANCIAL STATEMENTS

         Report of Independent Certified Public Accountants F-2 Consolidated Balance Sheets F-3 to F-4
         Consolidated Statements of Income F-5
         Consolidated Statements of Stockholders' Equity F-6 Consolidated Statements of Cash Flows F-7
         Summary of Significant Accounting Policies F-8 to F-11 Notes to Consolidated Financial Statements F-12 to F-18

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

(a) DIRECTORS AND EXECUTIVE OFFICERS. THE FOLLOWING TABLE SETS FORTH THE DIRECTORS AND EXECUTIVE OFFICERS OF CD'A.

Name                       Age      Position            Period Service
                                                        Commenced

Jimmie T.G. Coulson        68       Director,           Jan. 1976
5920 S Phalon Lane                  President,          Jan. 1982
Spokane, WA  99223                  CEO                 Jan. 1982

Marilyn A. Schroeder       50       Director,           Dec. 1991
N. 15406 Lloyd Lane                 Treasurer,          Jan. 1982
Mead, WA  99021                     Chief Fin Off.      Jan. 1982
                                    Vice-President      Feb. 1998

Wendell J. Satre           83       Director            Mar. 1989
2822 E Snowberry Lane
Spokane, WA  99223

Robert Shanewise, M.D.     80       Director            Mar. 1989
921 W. Comstock Ct.
Spokane, WA  99203

Lawrence A. Stanley        73       Director            Feb. 1997
311 W. 32nd Ave.
Spokane WA  99203

Lawrence A. Coulson        43       Vice-President      Jan. 1990
5611 S. Corkery Road
Spokane WA  99223

Joel E. Simpson            44       Vice-President      Aug.1995
1306 E. Sara Lane
Spokane WA  99223

         Mr. Coulson has been a director of Cd'A since January 1976 and president and chief executive officer of Cd'A since January 1982. He is also a director and president of Union Iron Works, Inc., of Spokane (dba Cd'A Stock Steel), which is a wholly owned subsidiary of Cd'A. Mr. Coulson also is a director of Inland Northwest Bank, a publicly held bank based in Spokane, Washington. He served on the Steel Service Center Institute's governmental affairs committee as a past chairman.

         Ms. Schroeder has been treasurer and chief financial officer of Cd'A since January 1982, a director of Cd'A since December 1991 and Vice-President since February 1998. She also serves as a member of the board of directors of Associated Industries of the Inland Northwest.

         Mr. Satre has been a director of Cd'A since March 1989. He is a retired chairman and CEO of Washington Water Power (currently operating as Avista Corp). He also is a director and chairman of Output Technology Corporation, a manufacturer of high speed printers and a director of Key Tronic Corporation where he served as acting president from August 1991 to March 1992.

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

         Lawrence A. Stanley is currently CEO of Empire Bolt and Screw, Inc.; Former Chairman of the Board of Avista Corporation, and a Director of Output Technology Corporation, a manufacturer of high speed printers for industry. He is past Chairman of the Association of Washington Businesses and the Spokane Area Chamber of Commerce.

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

ITEM 10. EXECUTIVE COMPENSATION.

Name & Principal                           Other Annual
Position             Yr       Salary*      Compensation      Bonus       Total
--------------------------------------------------------------------------------
Jimmie Coulson       01      $122,950*           0             0        $120,735
President, CEO       00      $120,735*           0             0        $120,735
                     99      $112,262*           0             0        $112,262


* Based upon salaries paid or accrued during fiscal years ended September 29, 2001, September 30,2000 and September 25, 1999. There are no employees other than the CEO who receive compensation in excess of $100,000 annually.

Includes contribution to employee profit-sharing and 401(k) plan ("the plan") of $3,398 in 2001, $3,364 in 2000 and $1,785 in 1999. The plan is qualified under
Section 401 and 501 of the Internal Revenue Code of 1986. All employees are eligible to participate after one year of service if they are 21 years of age or older and meet the minimum hours worked requirement. The plan is funded by discretionary contributions determined by the Cd'A Board of Directors and as of July 1, 1998, by a 50% match to employee contributed funds to a maximum of 6% of salary. The profit-sharing contributions are allocated to participants based on the participant's salary as a percentage of total salaries of all participants. Vesting occurs on an incremental basis between the third and seventh year of service. No distributions were made to any executive officer during the last three fiscal years except as required to refund any excess deferrals. During the last three years the Company made no profit sharing contributions.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

         The following table sets forth the beneficial ownership of Cd'A Common Stock as of December 2, 2001 by each person known by Cd'A to be a beneficial owner of 5% or more of Cd'A Common Stock. As of such date, a total of 5,335,530 shares of Cd'A Common Stock were outstanding. This disclosure is made pursuant to certain rules and regulations promulgated by the Securities and Exchange Commission and in certain instances the number of shares shown as being beneficially owned may not be deemed to be beneficially owned for other purposes.

                                               Amount and
                                               Nature of
Title of          Name and Address             Beneficial      Percent of
Class             Of Beneficial Owner          Ownership       Class

Common Stock      Jimmie & Arlene Coulson
                  5920 S Phalon Lane
                  Spokane WA  99223            2,697,141          50.56

Common Stock      Lawrence A. Coulson*
                  South 5711 Corkery Road
                  Spokane WA  99223              393,427           7.37


* Lawrence Coulson is the son of Jimmie Coulson

(b)      SECURITY OWNERSHIP OF MANAGEMENT.

         The following table sets forth the beneficial ownership of Cd'A Common Stock as of December 2, 2001 by each director and executive officer of Cd'A, named individually, and all directors and executive officers of Cd'A as a group, without naming them. This disclosure is made pursuant to certain rules and regulations promulgated by the Securities and Exchange Commission and in certain instances the number of shares shown as being beneficially owned may not be deemed to be beneficially owned for other purposes.

                                               Amount and
                                               Nature of
Title of          Name and Address             Beneficial      Percent of
Class             Of Beneficial Owner          Ownership       Class

Common Stock      Jimmie & Arlene Coulson
                  5920 S Phalon Lane
                  Spokane WA  99223            2,697,141**        50.56

Common Stock      Lawrence A. Coulson
                  5711 S. Corkery Road
                  Spokane WA  99223              393,427**         7.37

Common Stock      Marilyn A. Schroeder
                  N. 15406 Lloyd Lane
                  Mead WA  99021                 249,791           4.68

Common Stock      Wendell J. Satre
                  2822 E Snowberry Lane
                  Spokane WA  99223                  389              0*

Common Stock      Joel E. Simpson
                  E. 1306 Sara Lane
                  Spokane WA 99223                27,244              0*

Common Stock      Robert Shanewise, M.D.
                  921 W. Comstock Court
                  Spokane WA  99203               96,809           1.81

Common Stock      Lawrence A. Stanley
                  311 West 32nd
                  Spokane WA  99203                  389              0*

Common Stock      All directors & executive
                  officers as a group
                                               ---------          -----

                  (7 persons) *                3,465,190          64.95


*  Indicates less than 1% of outstanding shares of class.

** Includes 1/3 ownership (11,904 shares) of CINV , a family partnership with 35,714 shares

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

ITEM 13. EXHIBITS, SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      EXHIBITS

Exhibit Index

Page          Exhibit          Description of Exhibit
No.           No.

 43           3.1 **           Articles of Incorporation of Cd'A

 77           3.2 **           Bylaws of Cd'A - Amendments to By-Laws dated
                                    05/02/94

 97           10.1**           Seafirst Bank - Commercial Security Agreements
                                    (Cd'A & Union Iron Works) dated 03/27/95
                               Seafirst Bank - Business Loan Agreement dated
                                    03/24/97 (Cd'A)
                  **           Seafirst Bank - Promissory Note dated 03/27/95
                                    (Cd'A and Union Iron Works)
                               Seafirst Bank - Loan Modification Agreement dated
                                    09/18/95 (Cd'A and Union Iron Works)
                  **           Seafirst Bank - Promissory Notes dated 3/24/97
                                    (Cd'A Union Iron Works)
                  **           Seafirst Bank - Deed of Trust, Security and
                                    Fixture Filing With Assignment of Leases and
                                    Rents dated 12/20/95 Cd'A)
                  **           Seafirst Bank - Certificate and Indemnity
                                    Agreement Regarding Building Laws and
                                    Hazardous Substances dated 12/20/95 (Cd'A)
                  **           Seafirst Bank - Agreement of Subordination dated
                                    12/20/95 (Cd'A and Union Iron Works)
                  **           Seafirst Bank - Loan Modification and Additional
                                    AdvanceAgreement dated 11/21/96 (Cd'A)
                  **           Seafirst Bank - First Amended and Restated
                                    Promissory Note dated 11/12/96 (Cd'A)
                  **           Seafirst Bank - Subordination Agreement dated
                                    2/5/96 (Cd'A)

                               Inland Northwest Bank - Business Loan Agreement
                                    dated 2/21/01
                               Inland Northwest Bank - Change in Terms Agreement
                                    dated 2/21/01
                               Inland Northwest Bank - Change in Terms Agreement
                                    dated 2/21/01
                  **           Inland Northwest Bank - Promissory Note dated
                                    6/16/00
                  **           Inland Northwest Bank - Commercial Security
                                    Agreement dated 3/27/00
                  **           Inland Northwest Bank - Promissory Note dated
                                    6/16/00

235           10.6**           Adoption Agreement #003  401K Employee Profit
                                    Sharing Plan dated  04/30/93
              13.1**           Annual report to security holders
              18.1*            Description of change in accounting principles

267           21  **           List of Subsidiaries

*  See Note 4 to Consolidated Financial Statements

** Previously filed with the Securities and Exchange Commission on Form 10- KSB for year ended September 1994 through September 2000.

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

Dated: December 26, 2001            By /s/ JIMMIE COULSON
                                       -----------------------------------------
                                       Jimmie Coulson
                                       President, Chief Executive Officer
                                       Director, (Principal Executive Officer)

Dated: December 26, 2001            By /s/ MARILYN A. SCHROEDER
                                       -----------------------------------------
                                       Marilyn A. Schroeder, Treasurer and
                                       Director, Chief Financial Officer
                                       (Authorized Officer and Principal
                                       Accounting and Financial Officer)

Dated December 26, 2001             By /s/ WENDELL J. SATRE
                                       -----------------------------------------
                                       Wendell J. Satre
                                       Director

Dated December 26, 2001             By /s/ ROBERT P. SHANEWISE, M.D.
                                       -----------------------------------------
                                       Robert P. Shanewise, M.D.
                                       Director

Dated December 26, 2001             By /s/ LAWRENCE A. STANLEY
                                       -----------------------------------------
                                       Lawrence A. Stanley
                                       Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                    The Coeur d'Alenes Company and Subsidiary

Report of Independent Certified Public Accountants................. F-2
Consolidated Balance Sheets........................................ F-3 to F-4
Consolidated Statements of Operations.............................. F-5
Consolidated Statements of Changes in Stockholders' Equity......... F-6
Consolidated Statements of Cash Flows.............................. F-7
Summary of Accounting Policies..................................... F-8 to F-11
Notes to Consolidated Financial Statements......................... F-12 to F-18

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
The Coeur d'Alenes Company and Subsidiary

We have audited the accompanying consolidated balance sheets of The Coeur d'Alenes Company and Subsidiary as of September 29, 2001 and September 30, 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Coeur d'Alenes Company and Subsidiary at September 29, 2001 and September 30, 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




November 9, 2001

                    THE COEUR D'ALENES COMPANY AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                September 29,   September 30,
                                                                    2001            2000
                                                                 ----------      ----------

Current assets:
   Cash and cash equivalents .................................   $  168,928      $  115,532
   Accounts and notes receivable, less allowance of $71,576
     and $63,786 for doubtful accounts (Notes 2 and 11) ......    1,262,384       1,226,837
   Income taxes receivable ...................................       60,629              --
   Inventories (Notes 1 and 2) ...............................    1,739,273       2,680,550
   Deferred tax asset (Note 6) ...............................       44,000          65,000
                                                                 ----------      ----------

Total current assets .........................................    3,275,214       4,087,919
                                                                 ----------      ----------

Property and equipment (Notes 3 and 4):
   Land ......................................................      306,320         306,320
   Building and leasehold improvements .......................    2,003,818       2,001,161
   Machinery and equipment ...................................    2,926,719       2,908,580
   Vehicles ..................................................      165,363         183,576
   Office equipment ..........................................      223,968         230,888
                                                                 ----------      ----------

                                                                  5,626,188       5,630,525
   Less accumulated depreciation .............................    2,164,441       1,908,938
                                                                 ----------      ----------

Net property and equipment ...................................    3,461,747       3,721,587
                                                                 ----------      ----------

Other assets .................................................       80,298          82,223
                                                                 ----------      ----------

                                                                 $6,817,259      $7,891,729
                                                                 ==========      ==========



          See accompanying summary of accounting policies and notes to consolidated financial statements.

                   THE COEUR D'ALENES COMPANY AND SUBISIDIARY

                           CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   September 29,   September 30,
                                                                       2001            2000
                                                                    ----------      ----------

Current liabilities:
   Short-term bank borrowings (Note 2) ..........................   $       --      $  618,890
   Accounts payable .............................................      691,040         865,536
   Accrued expenses .............................................      323,542         328,119
   Current maturities of long-term debt (Note 3) ................      268,916         210,733
                                                                    ----------      ----------

Total current liabilities .......................................    1,283,498       2,023,278

Deferred tax liability (Note 6) .................................      220,000         184,000
Long-term debt, less current maturities (Note 3) ................    2,199,494       2,437,293
                                                                    ----------      ----------

Total liabilities ...............................................    3,702,992       4,644,571
                                                                    ----------      ----------

Commitments and contingencies (Notes 5, 7 and 8)

Stockholders' equity (Notes 4 and 10):
    Common stock, no par, shares authorized 10,000,000; issued
      5,357,373, and outstanding 5,340,804 and 5,342,164 ........    1,186,192       1,186,192
    Retained earnings ...........................................    1,939,605       2,071,776
                                                                    ----------      ----------

                                                                     3,125,797       3,257,968
    Less treasury stock, at cost; 16,569 and 15,209 shares ......       11,530          10,810
                                                                    ----------      ----------

Total stockholders' equity ......................................    3,114,267       3,247,158
                                                                    ----------      ----------

                                                                    $6,817,259      $7,891,729
                                                                    ==========      ==========



          See accompanying summary of accounting policies and notes to consolidated financial statements.

                    THE COEUR D'ALENES COMPANY AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                         Year Ended
                                                                September 29,   September 30,
                                                                    2001            2000
                                                                ------------    ------------

Net sales ...................................................   $ 12,944,122    $ 12,699,921

Cost of sales ...............................................      9,728,468       9,046,252
                                                                ------------    ------------

Gross profit ................................................      3,215,654       3,653,669

Selling, general and administrative expenses ................      3,121,169       3,237,004
                                                                ------------    ------------

Operating income ............................................         94,485         416,665
                                                                ------------    ------------

Other income (expense):
    Interest income .........................................         20,917          32,288
    Interest expense ........................................       (244,552)       (252,688)
    Other income ............................................          4,790          33,513
                                                                ------------    ------------

Net other expense ...........................................       (218,845)       (186,887)
                                                                ------------    ------------

Income (loss) before income tax expense .....................       (124,360)        229,778

Income tax expense (Note 6) .................................         (7,811)        (75,232)
                                                                ------------    ------------

Net income (loss) ...........................................   $   (132,171)   $    154,546
                                                                ============    ============

Earnings (loss) per common share (Note 9):

    Basic ...................................................   $      (0.02)   $       0.03
                                                                ============    ============
    Diluted .................................................   $      (0.02)   $       0.03

Weighted average shares outstanding during the year (Note 9):

    Basic ...................................................   $  5,341,564    $  5,344,193
                                                                ============    ============
    Diluted .................................................   $  5,341,564    $  5,408,020
                                                                ============    ============



          See accompanying summary of accounting policies and notes to consolidated financial statements.

                    THE COEUR D'ALENES COMPANY AND SUSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                         Common Stock                               Treasury Stock
                                  --------------------------                  -------------------------
                                    Shares                       Retained       Shares
                                  Outstanding       Amount       Earnings        Held          Amount
                                  -----------    -----------   -----------    -----------   -----------

Balance, September 25, 1999 ...     5,345,419    $ 1,186,192   $ 1,917,230         11,954   $     9,060

Net income ....................            --             --       154,546             --            --

Treasury stock purchase .......        (3,255)            --            --          3,255         1,750
                                  -----------    -----------   -----------    -----------   -----------

Balance, September 30, 2000 ...     5,342,164      1,186,192     2,071,776         15,209        10,810

Net loss ......................            --             --      (132,171)            --            --

Treasury stock purchase .......        (1,360)            --            --          1,360           720
                                  -----------    -----------   -----------    -----------   -----------

Balance, September 29, 2001 ...     5,340,804    $ 1,186,192   $ 1,939,605         16,569   $    11,530
                                  ===========    ===========   ===========    ===========   ===========



          See accompanying summary of accounting policies and notes to consolidated financial statements.

                    THE COEUR D'ALENES COMPANY AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                Increase (Decrease) in Cash and Cash Equivalents

                                                                      Year Ended
                                                             September 29,   September 30,
                                                                 2001            2000
                                                             ------------    ------------

Operating activities:
    Net income (loss) ....................................   $   (132,171)   $    154,546
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
         Depreciation ....................................        285,159         247,053
         (Gain) loss on disposal of property and equipment         12,972            (271)
         Reduction in carrying value of equipment ........         34,504              --
         Provision for doubtful accounts .................         77,600          13,500
         Deferred income taxes ...........................         57,000          28,000
         Changes in assets and liabilities:
             Receivables .................................       (173,776)       (199,969)
             Inventories .................................        941,277        (216,303)
             Other assets ................................          1,925         (14,446)
             Accounts payable ............................       (174,496)        325,382
             Accrued expenses ............................         (4,577)         30,848
                                                             ------------    ------------

Net cash provided by operating activities ................        925,417         368,340
                                                             ------------    ------------

Investing activities:
    Additions to property and equipment ..................        (73,195)       (663,440)
    Proceeds from sale of property and equipment .........            400          39,237
                                                             ------------    ------------

Net cash used in investing activities ....................        (72,795)       (624,203)
                                                             ------------    ------------

Financing activities:
    Borrowings under line of credit agreements ...........     10,021,084      12,526,320
    Repayments under line of credit agreements ...........    (10,639,974)    (12,274,983)
    Principal repayments of long-term debt ...............       (215,660)       (293,034)
    Borrowings of long-term debt .........................         36,044         382,420
    Purchase of treasury stock ...........................           (720)         (1,750)
                                                             ------------    ------------

Net cash provided by (used in) financing activities ......       (799,226)        338,973
                                                             ------------    ------------

Net increase in cash and cash equivalents ................         53,396          83,110

Cash and cash equivalents, beginning of year .............        115,532          32,422
                                                             ------------    ------------

Cash and cash equivalents, end of year ...................   $    168,928    $    115,532
                                                             ============    ============

Supplemental Disclosure of Cash Flow Information:
    Cash paid during the year for:
         Interest ........................................   $    227,552    $    256,573
         Income taxes ....................................   $     27,420    $     22,351



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

Fiscal Year

The Company's fiscal year is a 52 or 53-week period ending on the last Saturday in September. Fiscal 2001 was a 52-week year and 2000 was a 53-week year.

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

Property, Equipment and Depreciation

Property and equipment are stated at cost. Depreciation is computed using straight-line and accelerated methods over estimated useful lives of the assets, which range from 3 to 39 years.

Accounting for Long-Lived Assets

In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of," management of the Company reviews the carrying value of its property, equipment and other long-lived assets on a regular basis. Estimated undiscounted future cash flows from related operations are compared with the current carrying values to determine if an impairment exists. Reductions to the carrying value, if necessary, are recorded to the extent the net book value of the assets exceeds the estimate of future undiscounted cash flow. For the year ended September 29, 2001 the Company reduced the carrying value of a piece of equipment used in its fabrication segment by $34,504.

                    THE COEUR D'ALENES COMPANY AND SUBSIDIARY

                         SUMMARY OF ACCOUNTING POLICIES


Revenue and Cost Recognition

Sales are recorded and customers are billed when products are shipped or projects are completed in accordance with the related sales and shipping contracts. Costs of orders and projects are recognized in the same accounting period as related sales.

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

Earnings Per Common Share

The Company computes earnings per share ("EPS") in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 establishes standards for computing and presenting EPS. SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share for fiscal 2000 was determined on the assumptions that the convertible debentures were converted as of the first day of the year and net earnings were adjusted for the interest expense on the debentures, net of its tax effect. The convertible debentures were not outstanding for any portion of fiscal 2001.

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

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets as of September 29, 2001 and September 30, 2000 for accounts and notes receivables, short-term bank borrowings, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of the debt payable to related parties at September 30, 2000 was approximately $128,000. The fair value of other debts approximate their carrying value as the stated rates reflect current market conditions.

                    THE COEUR D'ALENES COMPANY AND SUBSIDIARY

                         SUMMARY OF ACCOUNTING POLICIES


Research and Development Costs

Expenditures associated with research and development are expensed as incurred. These costs amounted to $3,983 and $26,573 during the years ended September 29, 2001 and September 30, 2000, respectively.

Concentrations of Credit Risk

The financial instruments, which potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents, accounts receivable, long-term debt, and accounts payable.

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

New Accounting Pronouncements

In June 2000 the Financial Accounting Standards Board ("FASB") issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of SFAS 133", which liberalized the application of the hedging rules of SFAS No. 133 in a number of areas, and revised standards for derivatives instruments and hedging activities, specifically applicable to foreign currency receivables and payables, including intercompany transactions as they apply to changing foreign currency exchange rates. SFAS No. 138 was effective for all fiscal years beginning subsequent to June 15, 2000 and the Company adopted its provisions October 1, 2000. Its adoption had no material effect on the Company's financial statements or activities.

In September 2000 the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." which replaces SFAS No. 125 and revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. This statement continues to use a "financial-components approach" that focuses on control to determine if assets are sold or liabilities extinguished. The statement is generally applied prospectively. The statement is effective for transactions occurring after March 31, 2001. Adoption of this standard had no material effect on the Company.

In June 2001 the FASB issued SFAS No. 141 "Business Combinations." which supercedes APB Opinion No. 16 "Business Combinations" and FASB Statement No. 38 "Accounting for Preacquisition Contingencies of Purchased Enterprises." The

                    THE COEUR D'ALENES COMPANY AND SUBSIDIARY

                         SUMMARY OF ACCOUNTING POLICIES


provisions of this statement require that all business combinations be accounted for using "purchase accounting" and it disallows the use of "pooling of interests" as previously allowed under APB Opinion No. 16 and FASB Statement No.
38. This statement is effective for all business combinations subsequent to June 30, 2001. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Also in June 2001 the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets," which supercedes APB Opinion No. 17 "Intangible Assets." The provisions of this statement changes the unit of account for goodwill and takes a very different approach to how goodwill and other intangible assets are accounted for subsequent to their initial recognition. Because goodwill and some intangible assets will no longer be amortized, the reported amounts of goodwill and intangible assets, as well as total assets, will not decrease at the same time and in the same manner as under previous standards. This statement is effective for all fiscal years beginning subsequent to December 15, 2001. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In June 2001 the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations," which amends SFAS No. 19. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The requirements of this statement must be implemented for fiscal years beginning after June 15, 2002, however early adoption is encouraged. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

The FASB also issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. It also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this Statement generally are to be applied prospectively. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

                    THE COEUR D'ALENES COMPANY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Inventories

Inventories are summarized as follows:

                                                   September 29,  September 30,
                                                        2001           2000
                                                    -----------    -----------

            Fabrication inventories:
               Raw materials ....................   $     5,095    $    26,574
               Work-in-progress .................        62,302        579,622
                                                    -----------    -----------

               Inventories, at FIFO cost ........        67,397        606,196
               LIFO reserve .....................        (1,531)       (29,155)
                                                    -----------    -----------

               Inventories, at LIFO cost ........        65,866        577,041

            Distribution inventories, at FIFO ...     1,673,407      2,103,509
                                                    -----------    -----------

            Total inventories ...................   $ 1,739,273    $ 2,680,550
                                                    ===========    ===========

During the year ended September 29, 2001 inventory quantities held on a LIFO basis were reduced, resulting in the liquidation of inventory layers carried at costs prevailing in previous years. The effect of this liquidation was to increase net income by approximately $13,000.

2.       Short-Term Bank Borrowings

The Company has a $1,500,000 bank credit line available for revolving credit requirements, which is subject to renewal on February 16, 2002. Interest is charged at the lender's prime rate (6.00% at September 29, 2001). Outstanding borrowings are collateralized by accounts receivable and inventories.

Short-term borrowing activity is summarized as follows:

                                                            September 29,  September 30,
                                                                 2001           2000
                                                             -----------    -----------

            Balance outstanding at year-end ..............   $        --    $   618,890

            Weighted average interest rate at year-end ...          6.00%          9.50%

            Maximum amount outstanding at any
              month end ..................................   $   603,304    $   676,555

            Average amount outstanding ...................   $   294,238    $   366,092

            Weighted average interest rate during the
              year .......................................          8.02%          9.14%

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

                    THE COEUR D'ALENES COMPANY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The credit line agreement contains covenants under which the Company may not declare or pay any dividends in excess of 10% of annual net, after tax, profit or enter into mergers, acquisitions or any major sales of assets or corporate reorganizations without prior consent by the bank. The Company is also required to maintain certain financial ratios concerning working capital, debt to equity, and a minimum tangible net worth of $2,200,000. At September 29, 2001 the Company was in compliance with all of its bank covenants.

3.       Long-Term Debt

Long-term debt consists of the following:

                                                               September 29,   September 30,
                                                                   2001            2000
                                                                ----------      ----------

            Note payable to a bank, monthly payments of
               $16,925 including interest at 8.5%; due
               January 2007 along with a balloon payment
               of $1,344,967, collateralized by property ....   $1,737,865      $1,790,781

            Note payable to a bank, monthly payments of
               $10,655 including interest at 9%; payments
               started February 2001, due March 1, 2006,
               collateralized by equipment ..................      376,385         382,421

            Note payable to a bank, monthly payments of
               $3,990 including interest at 8.625%; due
               June 2005, collateralized by equipment .......      152,697         185,658

            Note payable to a bank, monthly payments of
               $4,018 including interest at 0.5% over the
               bank's prime rate (6.50% at September 29,
               2001); due September 2003, collateralized
               by equipment .................................       88,379         123,768

            Note payable to a bank, monthly payments
               of $1,853 at 0.5% over the bank's prime
               rate (6.50% at September 29, 2001); due
               August 2004, collateralized by equipment .....       58,142          74,358

            Note payable to a bank, monthly payments of
               $3,203 including interest at 8.75%; due
               September 2002, collateralized by
               equipment ....................................       36,940          70,466

                    THE COEUR D'ALENES COMPANY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                  September 29,    September 30,
                                                                       2001             2000
                                                                   -----------      -----------

         LID payable to City of Spokane, annual
            principal payments of $2,572 plus
            interest at 8.5%; due October 2008...............           18,002           20,574
                                                                   -----------      -----------

                                                                     2,468,410        2,648,026
         Less current maturities.............................          268,916          210,733
                                                                   -----------      -----------

         Long-term debt, less current maturities.............      $ 2,199,494      $ 2,437,293
                                                                   ===========      ===========

Scheduled long-term debt maturities as of September 29, 2001 are as follows:

         Year ending                                            Amount
         -----------                                         -----------

         September 28, 2002...............................   $   268,916
         September 27, 2003...............................       250,994
         September 25, 2004...............................       220,719
         September 24, 2005...............................       207,620
         September 30, 2006...............................       120,728
         Thereafter                                            1,399,433
                                                             -----------

         Total                                               $ 2,468,410
                                                             ===========

4.       Debt to Related Parties

As September 25, 1999, the Company owed $128,000 to related parties pursuant to the terms of a convertible debenture agreement. The debentures required semi-annual interest payments at 8.75% and were secured by the Company's land and building. The entire amount of outstanding principal and interest was repaid on October 31, 1999.

5.       Lease Commitments

The Company leases office furniture and equipment and vehicles under operating leases that expire at various dates through 2006. As of September 29, 2001, future minimum rental payments required under operating leases that have remaining noncancellable terms in excess of one year are as follows:

         Year ending                                            Amount
         -----------                                         -----------

         September 28, 2002...............................   $   183,342
         September 27, 2003...............................        42,753
         September 25, 2004...............................         9,793
         September 24, 2005...............................         5,944
         Thereafter                                                2,972
                                                             -----------

         Total                                               $   244,804
                                                             ===========

                    THE COEUR D'ALENES COMPANY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Rental expense for all operating leases was $516,148 and $503,824 for the years ended September 29, 2001 and September 30, 2000.

6.       Income Taxes

Income tax expense consists of the following:

                                                            Year Ended
                                                   -----------------------------
                                                   September 29,   September 30,
                                                        2001            2000
                                                     ---------       ---------

         Federal:
            Current benefit (expense) ............   $  48,359       $ (46,422)
            Deferred expense .....................     (57,000)        (28,000)
         State - current benefit (expense) .......         830            (810)
                                                     ---------       ---------

         Income tax expense ......................   $  (7,811)      $ (75,232)
                                                     =========       =========

Major items causing the Company's effective tax rate to differ from the statutory rates are as follows:

                                              September 29, 2001   September 30, 2000
                                              ------------------   ------------------
                                               Amount    Percent    Amount    Percent
                                              --------   -------   --------   -------

         Income tax benefit (expense) at
           statutory rate .................   $ 42,282     34.0%   $(78,124)   (34.0)%

         Graduated tax rate differences ...    (30,388)   (24.5%)     8,651      3.8

         Other, net .......................    (19,705)   (15.8%)    (5,759)    (2.5)
                                              --------     ----    --------     ----

         Income tax expense ...............   $ (7,811)    (6.3)%  $(75,232)   (32.7)%
                                              ========     ====    ========     ====

Significant components of the Company's deferred tax assets and liabilities consist of the following:

                                                        September 29,   September 30,
                                                             2001            2000
                                                          ---------       ---------

         Current deferred tax assets:
            Vacation accrual ..........................   $  25,000       $  41,000
            Allowance for doubtful accounts ...........      15,000          21,000
            Other .....................................       4,000           3,000
                                                          ---------       ---------

         Current deferred tax asset ...................   $  44,000       $  65,000
                                                          =========       =========

         Non-current deferred tax assets (liabilities):
            Net operating loss carryforwards ..........   $ 119,000       $ 123,000
            Depreciation ..............................    (240,000)       (208,000)
            Other, net ................................      (1,000)         (1,000)
                                                          ---------       ---------

         Total non-current deferred tax liability .....    (122,000)        (86,000)
         Valuation allowance on assets ................     (98,000)        (98,000)
                                                          ---------       ---------

         Net non-current deferred tax liability .......   $(220,000)      $(184,000)
                                                          =========       =========

                    THE COEUR D'ALENES COMPANY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A valuation allowance on the Company's non-current deferred tax assets have been established to the extent the Company believes it is more likely than not that the deferred tax assets will not be realized.

At September 29, 2001, the Company has available net operating loss carryforwards of approximately $373,000, which expire through 2007. Utilization of the operating loss carryforwards is limited to $12,180 per year.

7.       Commitments

The Company routinely makes commitments to purchase and sell steel products up to nine months in advance of anticipated deliveries. Outstanding firm purchase commitments at September 29, 2001 aggregated $529,314. Negotiated firm sales contracts aggregated $156,749 at September 29, 2001.

8.       Retirement Plan

The Company sponsors a qualified 401(k) and profit-sharing plan ("the Plan"). The Plan allows individual participants to make contributions to the Plan with matching contributions by the Company to the extent of 50% of the employees' contributions up to a maximum of 6% of annual salary per participant. Additional discretionary contributions may be made by the Company based on net income. Substantially all full-time employees are eligible to participate. Total Company contributions to the Plan were $42,789 and $43,688 for fiscal 2001 and 2000.

9.       Earnings Per Common Share

Earnings per common share is computed as follows:

                                                         Year Ended September 29, 2001
                                                      -----------------------------------
                                                                   Weighted        Per-
                                                        (Loss)      Average       Share
                                                        Income       Shares       Amount
                                                      ---------    ---------    ---------

         Basic EPS
         Loss available to common stockholders ....   $(132,171)   5,341,564        (0.02)
                                                                                =========

         Effect of Dilutive Securities
         Convertible debenturesa ..................         N/A          N/A
                                                      ---------    ---------

         Diluted EPS
         Loss available to common stockholders plus
           assumed conversions ....................   $(132,171)   5,341,564        (0.02)
                                                      =========    =========    =========

                    THE COEUR D'ALENES COMPANY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                           Year Ended September 30, 2000
                                                        -----------------------------------
                                                                     Weighted        Per-
                                                                      Average       Share
                                                          Income       Shares       Amount
                                                        ---------    ---------    ---------

         Basic EPS
         Income available to common stockholders.....   $ 154,546    5,344,193    $    0.03
                                                                                  =========

         Effect of Dilutive Securities
         Convertible debenturesa.....................         820       63,827
                                                        ---------    ---------

         Diluted EPS
         Income available to common stockholders plus
           assumed conversions.......................   $ 155,366    5,408,020    $    0.03
                                                        =========    =========    =========

         a For purposes of diluted earnings per common share, convertible debentures for fiscal 2000 are assumed to be converted as of the first day of the year. Such conversion negates the need to pay interest on the debentures. The debentures were assumed to be converted at their stated per share conversion rate at the beginning of the fiscal year of $0.20. See also Note 4 concerning the convertible debentures. The convertible debentures were not outstanding for any part of fiscal 2001.

10.      Segment Information

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

The segments' profit and loss components and schedule of assets are as follows:

                                  As of and For the Year Ended                   As of and For the Year Ended
                                       September 29, 2001                             September 30, 2000
                           -------------------------------------------    ------------------------------------------
                           Fabrication    Distribution        Total       Fabrication    Distribution       Total
                           ------------   ------------    ------------    ------------   ------------   ------------

Segment profit (loss) ..   $     22,639   $   (146,999)   $   (124,360)   $     78,291   $    151,487   $    229,778
External revenues ......   $  2,342,982   $ 10,651,140    $ 12,994,122    $  2,090,394   $ 10,609,527   $ 12,699,921
Internal revenues ......   $     49,240   $    317,574    $    366,814    $     28,406   $    449,000   $    477,406
Interest income ........   $      2,479   $     18,438    $     20,917    $      1,824   $     30,464   $     32,288
Interest expense .......   $     52,587   $    191,965    $    244,552    $     40,964   $    211,724   $    252,688
Depreciation expense ...   $     77,505   $    207,654    $    285,159    $     60,011   $    187,042   $    247,053
Segment assets-gross ...   $  1,331,620   $  6,686,517    $  8,018,137    $  1,922,105   $  6,973,659   $  8,895,764
Segment assets-net .....   $  1,328,992   $  5,488,267    $  6,817,259    $  1,826,709   $  6,065,020   $  7,891,729
Capital expenditures ...   $     57,760   $     15,435    $     73,195    $    238,579   $    424,861   $    663,440
                           ============   ============    ============    ============   ============   ============


                    THE COEUR D'ALENES COMPANY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Reconciliation of segment net income (loss), total assets and revenues is as follows:

                                                            As of and For the Year Ended
                                                            ----------------------------
                                                            September 29,   September 30,
                                                                2001            2000
                                                            ------------    ------------

         Profit or loss
         Total profit or loss for reportable segments ...   $   (124,360)   $    229,778
                                                            ------------    ------------

         Consolidated income before income tax
           expense ......................................   $   (124,360)   $    229,778
                                                            ============    ============

         Total assets
         Total assets for reportable segments ...........   $  8,016,137    $  8,895,764
         Elimination of intersegment assets .............     (1,198,878)     (1,004,035)
                                                            ------------    ------------

         Total consolidated assets ......................   $  6,817,259    $  7,891,729
                                                            ============    ============

         Segment revenues
         Total revenues for reportable segments .........   $ 13,360,936    $ 13,177,327
         Elimination of intersegment revenues ...........        366,814        (477,406)
                                                            ------------    ------------

         Total consolidated revenues ....................   $ 12,994,122    $ 12,699,921
                                                            ============    ============

Revenues from one customer of the fabrication and distribution segments represented approximately $2,000,000 million and $1,300,000, or 15% and 11%, of the Company's consolidated revenues for the years ended September 29, 2001 and September 30, 2000.

11.      Valuation and Qualifying Accounts

Allowance for doubtful accounts activity was as follows:

                                                        Year Ended
                                               -----------------------------
                                               September 29,   September 30,
                                                   2001            2000
                                                ----------      ----------

         Balance, beginning of year .......     $   63,786      $   67,166
         Charged to expense ...............         77,600          13,500
         Write-offs, net of recoveries ....        (69,810)        (16,880)
                                                ----------      ----------

         Balance, end of year .............     $   71,576      $   63,786
                                                ==========      ==========