Form 10QSB
period 2001-12-25
COEUR D ALENES CO /IA/
filed 2002-02-07
CIK 861502

US SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549

                            FORM 10-QSB
(Mark One)
[X] 	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
	DECEMBER 25,  2001.
[  ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
	FROM _________________ TO ________________.

                 Commission File Number   0-18353

THE COEUR D'ALENES COMPANY
(Exact name of registrant as specified in its charter)

	Idaho                  		          82-0109390
(State or other jurisdiction of 	(IRS Employer Identification No.)
incorporation or organization)

	PO BOX 2610,
        Spokane, Washington                              99220-2610
	(Address of principal executive offices)	 (Zip Code)

(509) 924-6363
(Registrant's telephone number, including area code)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

5,335,530 shares of common stock, no par value, were outstanding as of February 3, 2001.

Transitional Small Business Disclosure Format
(Check One)  Yes [   ]   No [ X ]


PART I.  FINANCIAL INFORMATION.

	Item 1.  Financial Statements.

		The accompanying condensed consolidated financial statements of The Coeur d'Alenes Company (sometimes referred to herein as the Company) should be read in conjunction with the audited consolidated financial statements and related notes included in the Corporation's Annual Report on Form 10-KSB for the year ended September 29, 2001. The comparative consolidated balance sheet and related disclosures at September 29, 2001 have been derived from the audited consolidated balance sheet and financial statement footnotes. The accompanying condensed consolidated financial statements reflect all adjustments that in the opinion of management are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three month period ended December 25, 2001 are not necessarily indicative of the operating results to be expected for the full year.

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

Condensed Consolidated Financial Statements


	Consolidated Balance Sheets at December 25, 2001 (unaudited) and September 29, 2001 (audited)

	Unaudited Consolidated Statements of Operations for the Three Months Ended December 25, 2001 and December 25, 2000

	Unaudited Consolidated Statements of Cash Flows for the Three Months Ended December 25, 2001 and December 25, 2000

	Condensed Notes to Unaudited Consolidated Financial Statements

THE COEUR D ALENES COMPANY
CONSOLIDATED BALANCE SHEET
December 25, 2001 and September 29, 2001

				  December 25, 2001    September 29, 2001
ASSETS                              (Unaudited)		(Audited)
Current assets:
     Cash and cash equivalents	        $ 217,060	 $ 168,928
     Accounts and notes receivable        966,859	 1,262,384
     Inventories		        1,599,043	 1,739,273
     Other current assets	          112,695	   104,629
	Total current assets	        2,895,657	 3,275,214

Property and equipment		        5,647,070	 5,626,188
     Less accumulated depreciation      2,223,241	 2,164,441
	Net property and equipment      3,423,829	 3,461,747

Other assets				   42,062	    80,298
Total assets			       $6,361,548       $6,817,259

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable			  569,951	   691,040
     Accrued expenses			  260,541	   323,542
     Current maturities on long-term debt 248,729	   268,916

              Total current liabilities 1,079,221	 1,283,498

Long-term debt:
 Deferred tax liability			  220,000	   220,000
 Long term-debt less current maturities 2,135,452	 2,199,494
         Total long term liabilities   	2,355,452	 2,419,494
Total liabilities                       3,434,673	 3,702,992

Stockholders' equity:
     Common Stock                       1,186,192	 1,186,192
     Retained earnings                  1,754,473	 1,939,605
				        2,940,665	 3,125,797
     Less treasury stock at cost	   13,790	    11,530
          Total stockholders' equity	2,926,875	 3,114,267
    Total liabilities and
    stockholder's equity	       $6,361,548	$6,817,259


THE COEUR D ALENES COMPANY
 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
Three Months Ended December 25, 2001 and December 25, 2000

					     2001	    2000

Net sales			       $2,367,095	3,208,755
Costs of sales				1,814,408	2,443,090

Gross profit on sales			  552,687	  765,665

Selling, general and
administrative expenses 		  729,524	  794,570

Operating income (loss)		   	 (176,837)   	  (28,905)

Other income (expense)
     Interest income			    7,795	    9,651
     Interest expense			  (47,887)	  (66,798)
     Other income			      702	      208

Net other expense			  (39,390)	  (56,939)

Loss before income tax expense		  (216,227)	  (85,844)
Income tax benefit			   (31,095)	  (31,762)

Net loss				 $(185,132)	$ (54,082)

Loss per share (basic and diluted)	    ( 0.03)     $ (  0.01)

   Weighted average shares outstanding	 5,337,288      5,342,164


THE COEUR D'ALENES COMPANY
 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
 Three Months  Ended December 25, 2001 and December 25, 2000
Increase (Decrease) in Cash and Cash Equivalents

 				   		     2001     	     2000
 Cash flows from operating activities:
     Net loss		                	 $(185,132)       $(54,082)
     Adjustments to reconcile net income
        to cash (used in) provided by operating activities:
     Depreciation				    58,800	    68,790
          Changes in assets and liabilities
               Accounts and notes receivable 	   295,525	    23,398
	   Inventories				   140,230	   184,638
	   Other current assets			  (  8,066)	  ( 53,879)
               Other assets                         44,474	    40,320
	   Accounts payable			  (121,089)	  (342,966)
               Accrued expenses			  ( 63,000)      (  52,667)

    Net Cash provided by (used in)
        operating activities			   161,742	  (186,448)

Cash flows from investing activities:
        Additions to property and equipment	  ( 27,121)	   ( 38,584)

Net cash used in investing activities	  	  ( 27,121)	   ( 38,584)

Cash flows from financing activities:
     Treasury shares repurchased		    (2,260)		  0
     Net borrowing (under line of credit	         0	    124,492
     Borrowings of long-term debt		         0	     27,274
     Principal repayment of long-term debt	   (84,229)       (  38,582)

Net cash (used) provided in financing activities   (86,489)         113,184

Net increase (decrease) in cash and
         cash equivalents		            48,132	   (111,848)
Cash and cash equivalents, beginning of period	   168,928	    115,532

Cash and cash equivalents, end of period	$  217,060	     $3,684



 THE COEUR D ALENES COMPANY
 CONDENSED NOTES TO UNAUDITED
 CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies.

	Significant accounting policies followed for the three months ended December 25, 2001 are the same as those contained in the Summary of Significant Accounting Policies from the Company's audited financial statements as of September 29, 2001 and September 30, 2000.

(2)	Inventories.
Inventories are summarized as follows:
                                            Unaudited          Audited
              		                   December 25,      September 29,
                                               2001              2001
Fabrication inventories:
	Raw materials			$   	   0		  $    5,095
	Work-in-progress		      20,676		      62,302

Inventories at FIFO cost	      	      20,676		      67,397
LIFO reserve                                  (1,531)		      (1,531)
Inventories at LIFO cost	      	      19,145		      65,866
     Distribution inventories at FIFO	   1,579,898		   1,673,407

     Total inventories		           $1,599,043	          $1,739,273


(3)	Short-term bank borrowings.

	The Company has $1,500,000 in bank credit lines which will mature on February 16, 2002. Interest is charged at the lenders' prime rate (4-3/4% as of December 25, 2001). Outstanding borrowings are collateralized by accounts receivable and inventories. There was no outstanding balance as of December 25, 2001 or as of September 29, 2001.

	The credit line agreement contains covenants under which the Company may not pay dividends in excess of 10% of annual net (after tax) profit, or enter into mergers, acquisitions or any major sales of assets or corporate reorganizations without prior consent of the bank. The Company is also required to maintain certain financial ratios concerning working capital and debt to equity, as well as a minimum tangible net worth of $2,200,000. The Company was in compliance with all of these covenants as of their most recent respective measurement date.


(4)	Capital Stock.

The Company conducted a tender offer to shareholders with holdings of two hundred or fewer shares beginning in June 2001 which expired on October 31, 2001. The offer resulted in 5,274 shares being repurchased as treasury stock during the current fiscal year with a total cost to the Company of $2,260.
The purpose of the tender offer was to buy out odd lot holders of stock with diminimus value which cost the Company more to service than the value of the stock held by the shareholder.

(5) 	Federal Income Tax Expense

	As of December 25, 2001 and September 29, 2001, the Company has a deferred long term tax liability of $220,000 (unaudited) and $220,000 (audited) respectively resulting primarily from the use of accelerated methods of depreciation of fixed assets and a deferred tax current asset of $44,000 (unaudited) and $44,000 (audited) respectively resulting from vacation accrual and bad debt allowance. A valuation allowance on the Company's non current deferred tax assets has been established to the extent the Company believes it is more likely than not that the deferred tax assets will not be realized.

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

LIQUIDITY AND CAPITAL RESOURCES

	The Company anticipates that it will continue operating the steel distribution business much as it has for the past year during the twelve month period beginning December 26, 2001. In December, 2001, the Company signed a one year lease on a 3,600 sq. ft. facility in Dalton Gardens, ID. At this location, the Company intends to operate a metals convenience store similar to the retail steel business in Spokane and Wenatchee. The operation opened January 22, 2002. Required inventories are expected to be in the $50,000 to $75,000 range during the next twelve month period.

	The replacement cost of metal inventories is beginning to show small signs of improvement. In the wake of the energy crisis and the low price of aluminum, demand for the Company's products has declined within its' market area. As a result, inventories are currently smaller both in dollars and in tons compared to prior years. As the cost of steel from the mill improves, more dollars will be invested in inventories. Likewise, as business conditions improve, inventories will increase. The demand for fabricated metal products in our niche market has all but disappeared. In anticipation of an eventual rebound in that segment of the market, the Company maintains a very small investment in work in process. Effective January 28, 2002, the Company merged Union Iron Works, Inc. of Spokane, dba Stock Steel back into The Coeur d'Alenes Company and plans to operate in the future as only one business. The fabrication process will be another service provided by the metals distribution business. This restructuring will allow the Company as a whole to be more efficient and reduce the number of internal transactions that do not add value to the ultimate sale to the customer.

	In an effort to offset the sales decline brought about by the erosion of the customer base in the metals distribution business, the Company is adding new products to the inventory mix. Aluminum is already in stock and plans are in place to add stainless steel, copper and brass before the end of the calendar year. These new product lines will increase the overall size of our inventories by as much as $200,000.

	The Company currently has no plans for any major capital asset additions or replacements for the remainder of the fiscal year. Therefore, it is unlikely the Company will need to acquire any new long-term debt.

	During the first three months of the current fiscal year, cash flows of $162,000 were provided by operations, compared to cash flows of $186,000 used by operations during the same three month period of the prior fiscal year. Cash flows from operations during the current fiscal year were impacted primarily by an operating loss of $185,000 adjusted by depreciation of $59,000, a decrease in inventories of $140,000, a decrease in accounts receivable of $296,000 and a decrease in accounts payable of $121,000. Cash flows used in operations for the same period of the prior fiscal year primarily consisted of a net loss of $54,000, adjusted by depreciation of $69,000, a decrease of $185,000 in inventories and a decrease in accounts payable of $343,000.
Cash flows used in investing activities for the first three months of the current and prior fiscal years of $27,000 and $39,000 respectively were used to finance the purchase of new equipment. Cash flows used in financing activities for the current fiscal year consisted primarily of principal repayments of long term debt in the amount of $84,000. During the first three months of the prior fiscal year, cash flows provided by financing activities of $113,000 consisted of $124,000 borrowings under the operating line of credit and $27,000 in new long-term borrowings, offset by $38,000 payments on existing long-term debt. The resulting increase in cash of $48,000 during the first three months of the current fiscal year compares to a $112,000 decrease in cash for the same period of the prior fiscal year.

	During the first three months of the current fiscal year, the Company's working capital decreased by 9% from approximately $1,992,000 at the end of the prior fiscal year to approximately $1,816,000 as of December 25, 2001.

	The Company continues to be dependent on an operating line of credit to meet its daily financial obligations. The operating line of credit of $1,500,000 which is currently in place through February 16, 2002 is considered by management to be adequate. Management expects to be able to renew the line of credit for another year with only minor revisions to the terms and conditions that are currently in place.



Results of Operations

	Three Months Ended December 25, 2001 compared to Three Months Ended December 25, 2000.

	Sales of approximately $2,367,000 for the three month period ended December 25, 2001 are 26% lower than approximately $3,209,000 for the same period of the prior fiscal year. Gross profits decreased by 28% from approximately $766,000 during the first quarter of the prior fiscal year to approximately $553,000 for the first three months of the current fiscal year. The decrease was primarily the result of no appreciable fabrication business. With the disappearance of most of the customer base for our fabrication niche market, the fabrication service is no longer accounted for as a separate business. The steel service center sales of approximately $2,382,000 represented 74% of the total Company's sales for the first three months of the prior fiscal year with the fabrication business providing the other 26% or approximately $827,000. Fabrication was only a very minor portion of the total sales during the first quarter of the current year.



	Selling, general and administrative expenses at approximately $730,000 for the quarter ended December 25, 2001 are roughly $65,000 lower than approximately $795,000 for the same period of the prior fiscal year.
The change is primarily the result of elimination of overhead expense associated with the fabrication business along with other reductions in personnel. All expenses are being analyzed with the objective of eliminating discretionary expense and deferring expense that is not currently essential.

	Interest expense at approximately $48,000 for the three month period ended December 25, 2001 is 28% lower than approximately $67,000 for the three month period ended December 25, 2000. The decrease is the result of lower interest rates coupled with less dependence on the operating line of credit resulting from decreased inventories and receivables.

	Income tax benefit is estimated at 14% for the first three months of the current fiscal year and at 37% for the same period of time during the prior fiscal year.

	A 26% lower sales volume in combination with an operating cost reduction of only 8% resulted in a net loss after tax for the first quarter of the current year of $185,000 compared to a net loss after tax of $54,000 for the same period last year.


PART II. OTHER INFORMATION.


     Item 1.  Legal Proceedings.

     	None.

     Item 2.  Changes in Securities.


	The Company conducted a tender offer on odd lot shares that expired on October 31, 2001. As a result of the offer, the Company purchased 5,274 shares at a total cost of $2,260 during the first quarter of the current fiscal year. The Company is currently in the process of filing a preliminary proxy statement for review by the Securities and Exchange Commission that contains a proposal for a 1,000:1 reverse split followed immediately by a 1,000:1 forward split. Under the plan, Shareholders holding fewer than 1,000 shares will be cashed out. The proposal will be voted on by the shareholders at the next annual meeting. The Company would benefit from a substantial cost savings as a result of the reverse split. If the proposal passes, the total number of shares to be cashed out and the total cost to the Company are unknown because the offer includes shares held in depositories. The Company's best estimate is that the 63,287 shares held by holders of record with fewer than 1,000 shares will be cashed out at a cost to the Company of approximately $16,000. The cost of the transaction not including the cash out of shareholders is estimated at approximately $10,000.

     Item 3.  Defaults Upon Senior Securities.

	None.

     Item 4.  Submission of Matters to a Vote of Security Holders.

	The Company intends to propose for a vote by the shareholders a 1,000:1 reverse stock split followed immediately by a 1,000:1 forward stock split at the annual shareholders' meeting on April 15, 2002. All shareholders of record holding 1,000 or fewer shares will be cashed out at a purchase price of $0.25 per share. The details of the transaction have been included as Proposal No. 3 in a preliminary proxy statement filed with the Securities and Exchange Commission on February 6, 2002 and also in a Schedule 13E3 filed on February 6, 2002. Both the preliminary proxy statement and the Schedule 13E3 are incorporated herein by reference.

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


                              		THE COEUR D'ALENES COMPANY
                                    	  	(Registrant)
Dated: February 6, 2002
                                        /s/ Marilyn A. Schroeder
					Marilyn A. Schroeder, Treasurer and
					Chief Financial Officer
                                        (Authorized Officer and Principal
                                        Accounting and Financial Officer







SIGNATURES
	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  	THE COEUR D'ALENES COMPANY
                                     	       (Registrant)
Dated: February 6, 2001



                                        ________________________________
					Marilyn A. Schroeder, Treasurer and
					Chief Financial Officer
                                        (Authorized Officer and Principal
                                        Accounting and Financial Officer)