Form 10KSB/A
period 2001-09-29
COEUR D ALENES CO /IA/
filed 2002-04-02
CIK 861502

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

                  **           Inland Northwest Bank - Business Loan Agreement
                                    dated 2/21/01
                  **           Inland Northwest Bank - Change in Terms Agreement
                                    dated 2/21/01
                  **           Inland Northwest Bank - Change in Terms Agreement
                                    dated 2/21/01
                  **           Inland Northwest Bank - Promissory Note dated
                                    6/16/00
                  **           Inland Northwest Bank - Commercial Security
                                    Agreement dated 3/27/00
                  **           Inland Northwest Bank - Promissory Note dated
                                    6/16/00

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

Dated: April 2, 2002                By /s/ JIMMIE COULSON
                                       -----------------------------------------
                                       Jimmie Coulson
                                       President, Chief Executive Officer
                                       Director, (Principal Executive Officer)

Dated: April 2, 2002                By /s/ MARILYN A. SCHROEDER
                                       -----------------------------------------
                                       Marilyn A. Schroeder, Treasurer and
                                       Director, Chief Financial Officer
                                       (Authorized Officer and Principal
                                       Accounting and Financial Officer)

Dated: April 2, 2002                By /s/ WENDELL J. SATRE
                                       -----------------------------------------
                                       Wendell J. Satre
                                       Director

Dated: April 2, 2002                By /s/ ROBERT P. SHANEWISE, M.D.
                                       -----------------------------------------
                                       Robert P. Shanewise, M.D.
                                       Director

Dated: April 2, 2002                By /s/ LAWRENCE A. STANLEY
                                       -----------------------------------------
                                       Lawrence A. Stanley
                                       Director

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

                                BDO Seidman, LLP
                          Accountants and Consultants

                                                     601 W. Riverside, Suite 900
                                                     Spokane, WA  99201
|BDO                                                 Telephone: (509) 747-8095
|_ _                                                 Fax: (509) 747-0415


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



/s/ BDO Seidman, LLP

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