Form 10QSB/A
period 2001-12-25
COEUR D ALENES CO /IA/
filed 2002-05-09
CIK 861502

US SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB
(Mark One)
[X] 	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
DECEMBER 25,  2001. (Amendment No. 1)
[  ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
FROM _________________ TO ________________.

Commission File Number   1-10676

THE COEUR D'ALENES COMPANY
(Exact name of registrant as specified in its charter)

                Idaho                                    82-0109390
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

PO BOX 2610,
Spokane, Washington                                           99220-2610
(Address of principal executive offices)                       (Zip Code)

(509) 924-6363
(Registrant's telephone number, including area code)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

5,335,530 shares of common stock, no par value, were outstanding as of February 3, 2001.

Transitional Small Business Disclosure Format (Check One)  Yes [ ]   No [X]


PART I.  FINANCIAL INFORMATION.

	Item 1.  Financial Statements.

		The accompanying condensed consolidated financial statements of The Coeur d'Alenes Company ( sometimes referred to herein as the "Company") should be read in conjunction with the audited consolidated financial statements and related notes included in the Corporation's Annual Report on Form 10-KSB for the year ended September 29, 2001. The comparative consolidated balance sheet and related disclosures at September 29, 2001 have been derived from the audited consolidated balance sheet and financial statement footnotes. The accompanying condensed consolidated financial statements reflect all adjustments that in the opinion of management are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the three month period ended December 25, 2001 are not necessarily indicative of the operating results to be expected for the full year.

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

  Unaudited Consolidated Statements of Operations for the Three
  Months Ended December 25, 2001 and December 25, 2000

  Unaudited Consolidated Statements of Cash Flows for the Three
  Months Ended December 25, 2001 and December 25, 2000

  Condensed Notes to Unaudited Consolidated Financial Statements


THE COEUR D ALENES COMPANY
CONSOLIDATED BALANCE SHEET
December 25, 2001 and September 29, 2001

                                          December 25, 2001 September 29, 2001
ASSETS                                          (Unaudited)          (Audited)
Current assets:
     Cash and cash equivalents                    $ 217,060          $ 168,928
     Accounts and notes receivable                  966,859          1,262,384
     Inventories                                  1,599,043          1,739,273
     Other current assets                           112,695            104,629
        Total current assets                      2,895,657          3,275,214

Property and equipment                            5,647,070          5,626,188
     Less accumulated depreciation                2,223,241          2,164,441
        Net property and equipment                3,423,829          3,461,747

Other assets                                         42,062             80,298
Total assets                                     $6,361,548         $6,817,259

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                               569,951            691,040
     Accrued expenses                               260,541            323,542
     Current maturities on long-term debt           248,729            268,916

               Total current liabilities          1,079,221          1,283,498

Long-term debt:
     Deferred tax liability                         220,000            220,000
     Long term-debt, less current maturities      2,135,452          2,199,494
               Total long term liabilities        2,355,452          2,419,494
Total liabilities                                 3,434,673          3,702,992

Stockholders' equity:
     Common Stock                                 1,186,192          1,186,192
     Retained earnings                            1,754,473          1,939,605
                                                  2,940,665          3,125,797
          Less treasury stock at cost                13,790             11,530
          Total stockholders' equity              2,926,875          3,114,267
     Total liabilities and stockholder's equity  $6,361,548         $6,817,259


THE COEUR D ALENES COMPANY
 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
Three Months Ended December 25, 2001 and December 25, 2000

                                                    2001                2000

Net sales                                        $2,367,095          3,208,755
Costs of sales                                    1,814,408          2,443,090

Gross profit on sales                               552,687            765,665

Selling, general and
administrative expenses                             729,524            794,570

Operating income (loss)                            (176,837)           (28,905)

Other income (expense)
     Interest income                                  7,795              9,651
     Interest expense                               (47,887)           (66,798)
     Other income                                       702                208

Net other expense                                   (39,390)           (56,939)

Loss before income tax expense                     (216,227)           (85,844)
Income tax benefit                                  (31,095)           (31,762)

Net loss                                          $(185,132)         $ (54,082)

Loss per share (basic and diluted)                   ( 0.03)       $   (  0.01)

     Weighted average shares outstanding          5,337,288          5,342,164


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

Amounts charged to customers as delivery income have been included in Sales. Delivery costs have been included in cost of sales. Delivery costs included in cost of sales for the first three months of the current year are $111,059 and $145,409 for the same period of the prior fiscal year.

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