Form 10QSB
period 2002-03-25
COEUR D ALENES CO /IA/
filed 2002-05-09
CIK 861502

US SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB
(Mark One)
[X] 	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
PERIOD ENDED MARCH 25,  2002.
[  ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
PERIOD
FROM _________________ TO ________________.

Commission File Number   1-10676

THE COEUR D'ALENES COMPANY
(Exact name of registrant as specified in its charter)

                Idaho                                     82-0109390
(State or other jurisdiction of 	 (IRS Employer Identification No.)
	incorporation or organization)

  PO BOX 2610,
  Spokane, Washington                                         99220-2610
  (Address of principal executive offices)                    (Zip Code)

(509) 924-6363
(Registrant's telephone number, including area code)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

5,335,530 shares of common stock, no par value, were outstanding as of April 23, 2002.

Transitional Small Business Disclosure Format (Check One)
Yes [ ]   No [X]


PART I.  FINANCIAL INFORMATION.

	Item 1.  Financial Statements.

		The accompanying condensed consolidated financial statements of The Coeur d'Alenes Company (sometimes referred to herein as the "Company") should be read in conjunction with the audited consolidated financial statements and related notes included in the Corporation's Annual Report on Form 10-KSB for the year ended September 29, 2001. The comparative consolidated balance sheet and related disclosures at September 29, 2001 have been derived from the audited consolidated balance sheet and financial statement footnotes. The accompanying condensed consolidated financial statements reflect all adjustments that in the opinion of management are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the six month period ended March 25, 2002 and the three month period ended March 25, 2002 are not necessarily indicative of the operating results to be expected for the full year.

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

Condensed Consolidated Financial Statements


Consolidated Balance Sheets at March 25, 2002
(unaudited)  and September 29, 2001 (audited)

Unaudited Consolidated Statements of Operations for the
Six Months Ended March 25, 2002 and March 25, 2001

Unaudited Consolidated Statements of Operations for the
Three Months Ended March 25, 2002 and March 25, 2001

Unaudited Consolidated Statements of Cash Flows for the Six Months Ended March 25, 2002 and March 25, 2001

Condensed Notes to Unaudited Consolidated Financial Statements


THE COEUR D ALENES COMPANY
CONSOLIDATED BALANCE SHEET
March 25, 2002 and September 29, 2001

			              March  25, 2002      September 29, 2001
ASSETS                		        (Unaudited)		(Audited)
Current assets:
     Cash and cash equivalents            $  151,216            $ 168,928
     Accounts and notes receivable           778,891            1,262,384
     Inventories                           1,721,805            1,739,273
     Other current assets                    170,990              104,629
        Total current assets               2,822,902            3,275,214

Property and equipment                     5,667,615            5,626,188
  Less accumulated depreciation            2,282,673            2,164,441
  Net property and equipment               3,384,942            3,461,747

Other assets                                  42,062               80,298
Total assets                              $6,249,906           $6,817,259

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                        573,076              691,040
     Accrued expenses                        264,415              323,542
     Current maturities on
       long-term debt                        251,220              268,916

    Total current liabilities              1,088,711            1,283,498

Long-term debt:
     Deferred tax liability                  220,000              220,000
    Long term-debt,
 less current maturities                   2,073,072            2,199,494
Total long term liabilities                2,293,072            2,419,494
Total liabilities                          3,381,783            3,702,992


Stockholders' equity:
     Common Stock                          1,186,192            1,186,192
     Retained earnings                     1,695,721            1,939,605
                                           2,881,913            3,125,797
          Less treasury stock at cost         13,790               11,530
          Total stockholders' equity       2,868,123            3,114,267
     Total liabilities and
   stockholder's equity                   $6,249,906           $6,817,259

THE COEUR D ALENES COMPANY
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
Six Months Ended March 25, 2002 and March 25, 2001

                                             2002                  2001

Net sales                                $4,758,631            $6,322,548
Costs of sales				  3,584,173		4,707,224

Gross profit on sales			  1,174,458		1,615,324

Selling, general and
administrative expenses                   1,434,098             1,632,771

Operating (loss)                           (259,640)              (17,447)

Other income (expense)
     Interest income                         13,441                16,214
     Interest expense                       (99,094)             (138,301)
     Other income                             3,131                   338

Net other expense                           (82,522)             (121,749)

Loss before income tax expense             (342,162)             (139,196)
Income tax benefit                          (98,278)              (51,503)

Net loss                                  $(243,884)            $ (87,693)

Loss per share (basic and diluted)       $   ( 0.05)          $   (  0.02)

  Weighted average shares outstanding     5,336,409             5,342,067



THE COEUR D ALENES COMPANY
 UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
Three Months Ended March 25, 2002 and March 25, 2001

                                             2002                  2001

Net sales                                $2,391,536             3,113,793
Costs of sales                            1,769,765             2,264,134

Gross profit on sales                       621,771               849,659

Selling, general and
administrative expenses                     704,573               838,199

Operating income (loss)                     (82,802)               11,460
Other income (expense)
     Interest income                          5,646                 6,563
     Interest expense                       (51,207)              (71,503)
     Other income                             2,429                   131

Net other expense                           (43,132)              (64,809)

Loss before income tax expense             (125,934)              (53,349)
Income tax benefit                          (67,183)              (19,739)

Net loss                                   $(58,751)            $ (33,610)

Loss per share (basic and diluted)           ( 0.01)            $ (  0.01)

Weighted average shares outstanding       5,335,530             5,341,969
















THE COEUR D'ALENES COMPANY
 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
 Six Months  Ended March 25, 2002 and March 25, 2001
Increase (Decrease) in Cash and Cash Equivalents

                                               2002                2001
 Cash flows from operating activities:
     Net loss                             $(243,884)             $(87,693)
     Adjustments to reconcile net income
        to cash (used in) provided by operating activities:
     Depreciation                           119,000               143,580
          Changes in assets and liabilities
          Accounts and notes receivable     483,493               198,840
           Inventories                       17,468               213,158
           Other current assets            ( 66,361)             ( 42,879)
               Other assets                  38,237                40,319
           Accounts payable                (117,964)               74,498
               Accrued expenses            ( 59,127)             (107,926)

    Net Cash provided by operating          170,862               431,897

Cash flows from investing activities:
     Additions to property and equipment   ( 42,196)             ( 72,650)

Net cash used in investing activities       (42,196)             ( 72,650)

Cash flows from financing activities:
     Treasury shares repurchased             (2,260)                 (320)
     Net borrowing (repayment)
      under line of credit                        0              (345,526)
     Borrowings of long-term debt                 0                36,043
     Principal repayment of long-term debt (144,118)             ( 83,961)

Net cash used in financing activities      (146,378)             (393,764)

Net decrease in cash and cash equivalents   (17,712)              (34,517)
Cash and cash equivalents,
beginning of period                         168,928               115,532

Cash and cash equivalents, end of period   $151,216               $81,015



 THE COEUR D ALENES COMPANY
 CONDENSED NOTES TO UNAUDITED
 CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies.

 	Significant accounting policies followed for the six months ended March 25, 2002 include those contained in the Summary of Significant Accounting Policies from the Company's audited financial statements as of September 29, 2001 and September 30, 2000.

	Amounts charged to customers as delivery income have been included in Sales. Delivery costs have been included in cost of sales. Delivery costs included in cost of sales for the first six months of the current year are $224,817 and $282,020 for the same period of the prior fiscal year.

(2)	Inventories.
Inventories are summarized as follows:
                                          Unaudited                 Audited
                                          March 25,            September 29,
                                             2002                     2001
Fabrication inventories:
	Raw materials			$   	   0		  $    5,095
	Work-in-progress		      20,676		      62,302

Inventories at FIFO cost                      20,676                  67,397
LIFO reserve                                  (1,531)                 (1,531)
Inventories at LIFO cost                      19,145                  65,866
     Distribution inventories at FIFO      1,702,660               1,673,407

     Total inventories                    $1,721,805              $1,739,273


(3)	Short-term bank borrowings.

	The Company has $1,500,000 in bank credit lines which will mature on February 16, 2003. Interest is charged at the lenders' prime rate plus 1/2% (5-1/4% as of March 25, 2002). Outstanding borrowings are collateralized by accounts receivable and inventories. There was no outstanding balance as of March 25, 2002 or as of September 29, 2001.

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

	As of March 25, 2002 and September 29, 2001, the Company has a deferred long term tax liability of $220,000 (unaudited) and $220,000 (audited) respectively resulting primarily from the use of accelerated methods of depreciation of fixed assets and a deferred tax current asset of $44,000 (unaudited) and $44,000 (audited) respectively resulting from vacation accrual and bad debt allowance.
A valuation allowance on the Company's non current deferred tax assets has been established to the extent the Company believes it is more likely than not that the deferred tax assets will not be realized.


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

LIQUIDITY AND CAPITAL RESOURCES

	The Company anticipates that it will continue operating the steel distribution business much as it has for the past year during the twelve month period beginning March 26, 2002. In December, 2001, the Company signed a one year lease on a 3,600 sq. ft. facility in Dalton Gardens, ID. At this location, the Company is operating a metals convenience store similar to the retail steel business in Spokane and Wenatchee. The operation opened January 22, 2002. Required inventories are expected to be in the $50,000 to $75,000 range during the next twelve month period.

	The replacement cost of metal inventories is showing signs of improvement. In the wake of the energy crisis and the low price of aluminum, demand for the Company's products has declined within its' market area. As a result, inventories are currently smaller both in dollars and in tons compared to prior years. As the cost of steel from the mill improves, more dollars will be invested in inventories. Likewise, as business conditions improve, inventories will increase.
The demand for fabricated metal products in our niche market (heavy weldments for the aluminum smelter industry) has all but disappeared. In anticipation of an eventual rebound in that segment of the market, the Company maintains a very small investment in work in process. Effective January 28, 2002, the Company merged
Union Iron Works, Inc. of Spokane, dba Stock Steel back into The
Coeur d'Alenes Company and plans to operate in the future as only one business. The fabrication process, in our niche market, is another service provided by the metals distribution business. This restructuring allows the Company as a whole to be more efficient and reduce the number of internal transactions that do not add value to the ultimate sale to the customer.

	In an effort to offset the sales decline brought about by the erosion of the customer base in the metals distribution business, the Company added new products to the inventory mix. Aluminum, stainless steel, copper and brass are items now in inventory. As these product lines are fleshed out, it will increase the overall size of our inventories by as much as $200,000.

	The Company currently has no plans for any major capital asset additions or replacements for the remainder of the fiscal year.
Therefore, it is unlikely the Company will need to acquire any new long-term debt.

	The Company has filed a preliminary proxy statement with the Securities and Exchange Commission that contains a proposal for a 1,000:1 reverse split. The proposal will go to a vote by the shareholders at the next annual meeting, the date for which has not yet been determined. If the shareholders approve the transaction, the cost to the Company to buy out the fractional shareholders will likely be around $20,000. The cost of the filing is anticipated to be around $20,000 for professional fees, printing and mailing. The Company intends to use working capital to finance these costs. The purpose of the reverse split is to eliminate the disproportionately high administrative costs to maintain shareholder accounts for small shareholdings. If the proposal is approved by shareholders, the Company intends to withdraw its registration of the common stock with the Securities and Exchange Commission and cease to be a reporting company. If the Company's registration with the SEC pursuant to Section 12(g) of the Securities Exchange Act of 1934 (the SEA") is withdrawn, then officers, Directors and shareholders owning more than 5% of the outstanding shares of the Company's common stock will not be required to file reports presently required by Section 13 and 16 of the SEA. The Company will also not be required to file proxy material with the SEA pursuant to Section 14 of the SEA.

	During the first six months of the current fiscal year, cash flows of $171,000 were provided by operations, compared to cash flows of $432,000 provided by operations during the same six month period of the prior fiscal year. Cash flows from operations during the current fiscal year were impacted primarily by an operating loss of $244,000 adjusted by depreciation of $119,000, a decrease in accounts receivable of $483,000 and a decrease in accounts payable of $118,000. Cash flows provided by operations for the same period of the prior fiscal year primarily consisted of a net loss of $88,000, adjusted by depreciation of $144,000, a decrease in accounts receivable of $199,000, a decrease of $213,000 in inventories, an increase in accounts payable of $75,000 and a decrease in accrued expenses of $108,000. Cash flows used in investing activities for the first six months of the current and prior fiscal years of $42,000 and $73,000 respectively were used to finance the purchase of new equipment. Cash flows used in financing activities for the current fiscal year consisted primarily of principal repayments of long term debt in the amount of $144,000. During the first six months of the prior fiscal year, cash flows used in financing activities of $394,000 consisted of $346,000 net repayments on the operating line of credit and $36,000 in new long-term borrowings, offset by $84,000 payments on existing long-term debt. The resulting decrease in cash of $18,000 during the first six months of the current fiscal year compares to a $35,000 decrease in cash for the same period of the prior fiscal year.

	During the first six months of the current fiscal year, the Company's working capital decreased by 13% from approximately
$1,992,000 at the end of the prior fiscal year to approximately
$1,734,000 as of March 25, 2001.

	The Company continues to be dependent on an operating line of credit to meet its daily financial obligations. The operating line of credit of $1,500,000 which is currently in place through February 16, 2003 is considered by management to be adequate.



Results of Operations

	Six Months Ended March 25, 2002 compared to Six Months
Ended March 25, 2001.

	Sales of approximately $4,759,000 for the six month period ended March 25, 2002 are 25% lower than approximately $6,323,000 for the same period of the prior fiscal year. The decrease is due to a significant decline in demand for the Company's products resulting from the shut down of the aluminum companies within our market area. Gross margins decreased by 27% from approximately
$1,615,000 during the first six months of the prior fiscal year compared to approximately $1,174,000 for the first six months of the current year. As a percent of sales, gross margins declined from 26% in 2001 to 25% in 2002. The declines in dollars and percentages are due to the lower sales volume coupled with a lack of any appreciable fabrication business in the mix.

Operating expenses at approximately $1,434,000 for the six-month period ended March 25, 2002 are $199,000 or 12% below approximately $1,633,000 for the same period of the prior fiscal year. The decrease is the result of cost cutting measures implemented to offset the declining available gross margins. The process of identifying additional opportunities to decrease the expense load continues.

Interest expense of $99,000 for the first six months of the current fiscal year compares to $138,000 for the first six months of the prior fiscal year. The decrease is the result of lower interest rates, less borrowing to finance smaller accounts receivable and inventories and no new long-term borrowings.

An income tax benefit of $98,000 for the six month period ended
March 25, 2002 compares to a benefit of 52,000 for the first six months of the prior year. The benefit in both cases is the result of carrying operating losses back to prior years in order to obtain a refund of taxes paid in profitable years.

A net loss for the first half of the current year at $244,000 is 178% higher than approximately $88,000 for the first half of the prior year.





	Three Months Ended March 25, 2001 compared to Three
Months Ended March 25, 2000.

	Sales of approximately $2,392,000 for the three month period ended March 25, 2002 are 23% lower than approximately $3,114,000 for the same period of the prior fiscal year. Gross profits decreased by 27% from approximately $850,000 during the second quarter of the prior fiscal year to approximately $622,000 for the second quarter of the current fiscal year. The decrease was primarily the result of no appreciable fabrication business. With the disappearance of most of the customer base for our fabrication niche market, the fabrication service is no longer accounted for as a separate business. The steel service center sales of approximately $2,587,000 represented 83% of the total Company's sales for the second quarter of the prior fiscal year with the fabrication business providing the other 17% or approximately $527,000. Fabrication was only a very minor portion of the total sales during the first quarter of the current year.



	Selling, general and administrative expenses at approximately $705,000 for the quarter ended March 25, 2002 are roughly $133,000 lower than approximately $838,000 for the same period of the prior fiscal year. The change is primarily the result of elimination of overhead expense associated with the fabrication business along with other reductions in personnel. All expenses are continuously being analyzed with the objective of eliminating discretionary expense and deferring expense that is not currently essential.

	Interest expense at approximately $51,000 for the three month period ended March 25, 2002 is 28% lower than approximately
$72,000 for the three month period ended March 25, 2001. The decrease is the result of lower interest rates coupled with less dependence on the operating line of credit resulting from decreased inventories and receivables.

	Income tax benefit is estimated at 53% for the second quarter of the current fiscal year and at 37% for the same period of time during the prior fiscal year.

	A 23% lower sales volume in combination with an operating cost reduction of only 16% resulted in a net loss after tax for the second quarter of the current year of $59,000 compared to a net loss after tax of $34,000 for the same period last year.


PART II. OTHER INFORMATION.


     Item 1.  Legal Proceedings.

     	None.

     Item 2.  Changes in Securities.


	The Company conducted a tender offer on odd lot shares that expired on October 31, 2001. As a result of the offer, the Company purchased 5,274 shares at a total cost of $2,260 during the first quarter of the current fiscal year. The Company is currently in the process of filing a preliminary proxy statement for review by the Securities and Exchange Commission that contains a proposal for a 1,000:1 reverse split followed immediately by a 1,000:1 forward split. Under the plan, Shareholders holding fewer than 1,000 shares will be cashed out. The proposal will be voted on by the shareholders at the next annual meeting. The Company would benefit from a substantial cost savings as a result of the reverse split. If the proposal passes, the total number of shares to be cashed out and the total cost to the Company are unknown because the offer includes shares held in depositories. The Company's best estimate is that the 63,287 shares held by holders of record with fewer than 1,000 shares will be cashed out at a cost to the Company of approximately $16,000. The cost of the transaction not including the cash out of shareholders is estimated at approximately $20,000.

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

     Item 5.  Other Information.

The Company has had to change the date of its annual meeting in 2002 by more than thirty (30) days from the date of the annual meeting in 2001. Notice of a Shareholder Proposal for the 2003
Annual Meeting must be received on or before November 15, 2002, or it will be considered untimely. Proposals of Shareholders intended to be presented at the 2003 annual meeting should be submitted by certified mail, return receipt requested, and must be received by the Company at its headquarters in Spokane, Washington on or before that date to be eligible for inclusion in the Company's proxy statements and former proxy card relating to that meeting.
Shareholder proposals should be submitted to the Secretary of The Coeur d'Alenes Company, P.O. Box 2610, Spokane, WA 99220-
2610. Any such proposal should comply with the Securities and Exchange Commission rules governing shareholder proposals submitted for inclusion in proxy material.


     Item 6.  Exhibits and Reports on Form 8-K (249.308).

     (a)  Exhibits.
	None.

     (b)  Reports on Form 8-K.

	None.








SIGNATURES
	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         THE COEUR D'ALENES COMPANY
                                                 (Registrant)
Dated: May 7, 2002
                                          /s/ Marilyn A. Schroeder
                                        Marilyn A. Schroeder, Treasurer and
					Chief Financial Officer
                                        (Authorized Officer and Principal
                                        Accounting and Financial Officer