Form 10QSB
period 2002-06-25
COEUR D ALENES CO /IA/
filed 2002-08-02
CIK 861502

US SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB
(Mark One)
[X] 	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 25,  2002.
[  ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
FROM _________________ TO ________________.

Commission File Number   1-10676

THE COEUR D'ALENES COMPANY
(Exact name of registrant as specified in its charter)

          Idaho                             82-0109390
(State or other jurisdiction of     (IRS Employer Identification No.)
 incorporation or organization)

PO BOX 2610,
Spokane, Washington                             99220-2610
(Address of principal executive offices)        (Zip Code)

(509) 924-6363
(Registrant's telephone number, including area code)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

5,335,530 shares of common stock, no par value, were outstanding as of July 23, 2002.

Transitional Small Business Disclosure Format (Check One)
Yes [   ]   No [ X ]


PART I.  FINANCIAL INFORMATION.

	Item 1.  Financial Statements.

        The accompanying condensed consolidated financial statements of The Coeur d'Alenes Company (sometimes referred to herein as the "Company") should be read in conjunction with the audited consolidated financial statements and related notes included in the Corporation's Annual Report on Form 10-KSB for the year ended September 29, 2001. The comparative consolidated balance sheet and related disclosures at September 29, 2001 have been derived from the audited consolidated balance sheet and financial statement footnotes. The accompanying condensed consolidated financial statements reflect all adjustments that in the opinion of management are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the nine month period ended June 25, 2002 and the three month period ended June 25, 2002 are not necessarily indicative of the operating results to be expected for the full year.

        The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States of America necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet dates and reported amounts of revenue and cost during the reporting periods. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates based on information that is currently available. Changes in facts and circumstances may result in revised estimates.

Condensed Consolidated Financial Statements


Consolidated Balance Sheets at June 25, 2002 (unaudited)
 and September 29, 2001 (audited)                               Page 2

Unaudited Consolidated Statements of Operations for the Nine
Months Ended June 25, 2002 and June 25, 2002                    Page 3

Unaudited Consolidated Statements of Operations for the
Three Months Ended June 25, 2002 and June 25, 2001              Page 4

Unaudited Consolidated Statements of Cash Flows for the Nine
Months Ended June 25, 2002 and June  25, 2001                   Page 5

Condensed Notes to Unaudited Consolidated Financial Statements	Page 6

THE COEUR D' ALENES COMPANY
CONSOLIDATED BALANCE SHEET
June 25, 2002 and September 29, 2001

                                              June 25, 2002     Sept. 29, 2001
ASSETS                                          (Unaudited)          (Audited)
Current assets:
     Cash and cash equivalents                   $    66,980        $ 168,928
     Accounts and notes receivable                   922,446        1,262,384
     Inventories                                   1,775,088        1,739,273
     Other current assets                            139,311          104,629
        Total current assets                       2,903,825        3,275,214

Property and equipment                             5,675,691        5,626,188
     Less accumulated depreciation                 2,344,673        2,164,441
        Net property and equipment                 3,331,018        3,461,747

Other assets                                          35,822           80,298
Total assets                                      $6,270,665       $6,817,259

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                              $ 538,728        $ 691,040
     Accrued expenses                                313,610          323,542
     Current maturities on long-term debt            231,063          268,916

               Total current liabilities           1,083,401        1,283,498

Long-term debt:
     Deferred tax liability                          220,000          220,000
     Long term-debt, less current maturities       2,034,107        2,199,494
               Total long term liabilities         2,254,107        2,419,494
Total liabilities                                  3,337,508        3,702,992

Stockholders' equity:
     Common Stock                                  1,186,192        1,186,192
     Retained earnings                             1,760,755        1,939,605
                                                   2,946,947        3,125,797
          Less treasury stock at cost                 13,790           11,530
          Total stockholders' equity               2,933,157        3,114,267
     Total liabilities and stockholder's equity   $6,270,665       $6,817,259

THE COEUR D' ALENES COMPANY
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
Nine Months Ended June 25, 2002 and June 25, 2001

                                                      2002             2001

Net sales                                         $7,682,487       $9,483,782
Costs of sales                                     5,699,915        7,155,763

Gross profit on sales                              1,982,572        2,328,019

Selling, general and
administrative expenses                            2,162,018        2,349,700

Operating loss                                      (179,446)         (21,681)

Other income (expense)
     Interest income                                  21,647           23,713
     Interest expense                               (146,143)        (197,129)
     Other income                                     52,297           44,576

Net other expense                                    (72,199)        (128,840)

Loss before income tax benefit                      (251,645)        (150,521)

Income tax benefit                                   (72,795)         (52,521)

Net income loss                                    $(178,850)        $(98,000)

Loss per share (basic and diluted)               $    ( 0.03)     $   (  0.02)

     Weighted average shares outstanding           5,336,116        5,341,927


THE COEUR D' ALENES COMPANY
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
Three Months Ended June 25, 2002 and June 25, 2001

                                                       2002            2001

Net sales				          $2,923,857       $3,161,234
Costs of sales                                     2,115,742        2,448,539

Gross profit on sales                                808,115          712,695

Selling, general and
administrative expenses                              727,921          716,929

Operating income                                      80,194           (4,234)

Other income (expense)
     Interest income                                   4,638            7,499
     Interest expense                                (47,049)         (58,828)
     Other income                                     52,734           44,238

Net other income (expense)                            10,323           (7,091)

Income (loss) before income tax
  expense (benefit)                                   90,517          (11,325)

Income tax expense (benefit)                          25,483           (1,018)

Net income (loss)                                  $  65,034        $( 10,307)

Income (loss) per share (basic and diluted)        $    0.01        $  ( 0.00)

    Weighted average shares outstanding            5,335,530        5,341,321
















THE COEUR D'ALENES COMPANY
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
Nine Months  Ended June 25, 2002 and June 25, 2001
Increase (Decrease) in Cash and Cash Equivalents

                                                        2002           2001
 Cash flows from operating activities:
     Net loss                                      $(178,850)        $(98,000)
     Adjustments to reconcile net income
        to cash (used in) provided by operating activities:
     Depreciation                                    181,000          218,370
     Changes in assets and liabilities
               Accounts and notes receivable         339,938          304,771
               Inventories                           (35,815)         543,864
               Other current assets                 ( 34,682)         (33,378)
               Other assets                           44,476           40,319
               Accounts payable                     (152,312)          48,999
               Accrued expenses                     (  9,932)         (72,792)

    Net cash provided by operating activities        153,823          952,153

Cash flows from investing activities:
        Additions to property and equipment         ( 50,271)        ( 71,878)

Net cash used in investing activities	  	     (50,271)         (71,878)

Cash flows from financing activities:
     Treasury shares repurchased		      (2,260)            (720)
     Net repaymentunder line of credit	                   0         (618,890)
     Borrowings of long-term debt	                   0           36,043
     Principal repayment of long-term debt	    (203,240)        (144,912)


Net cash used in financing activities		    (205,500)        (728,479)

Net increase (decrease) in cash and
    cash equivalents	           		    (101,948)         151,796
Cash and cash equivalents, beginning of period	     168,928          115,532

Cash and cash equivalents, end of period           $  66,980         $267,328



THE COEUR D' ALENES COMPANY
CONDENSED NOTES TO UNAUDITED
CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies.

 	Significant accounting policies followed for the nine months ended June 25, 2002 include those contained in the Summary of Significant Accounting Policies from the Company's audited financial statements as of September 29, 2001 and September 30, 2000.

	Amounts charged to customers as delivery income have been included in Sales. Delivery costs have been included in cost of sales. Delivery costs included in cost of sales for the first nine months of the current year are $374,505 and $448,179 for the same period of the prior fiscal year.

(2)	Inventories.
Inventories are summarized as follows:
                                                  Unaudited         Audited
              		                           June 25,      September 29,
                                   	             2002              2001
Fabrication inventories:
	Raw materials			            $      0       $    5,095
	Work-in-progress		              20,676           62,302

Inventories at FIFO cost                              20,676           67,397
LIFO reserve                                          (1,531)          (1,531)
Inventories at LIFO cost	        	      19,145           65,866
     Distribution inventories at FIFO              1,755,943        1,673,407

     Total inventories		                  $1,775,088       $1,739,273


(3)	Short-term bank borrowings.

	The Company has $1,500,000 in bank credit lines which will mature on February 16, 2003. Interest is charged at the lenders' prime rate plus 1/2% (5-1/4% as of June 25, 2002). Outstanding borrowings are collateralized by accounts receivable and inventories. There was no outstanding balance as of June 25, 2002 or as of September 29, 2001.

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

	As of June 25, 2002 and September 29, 2001, the Company has a deferred long term tax liability of $220,000 (unaudited) and $220,000 (audited) respectively resulting primarily from the use of accelerated methods of depreciation of fixed assets and a deferred tax current asset of $44,000 (unaudited) and $44,000 (audited) respectively resulting from vacation accrual and bad debt allowance. A valuation allowance on the Company's non current deferred tax assets has been established to the extent the Company believes it is more likely than not that the deferred tax assets will not be realized.

(6) Securities

The Company conducted a tender offer on odd lot shares that expired on October 31, 2001. As a result of the offer, the Company purchased 5,274 shares at a total cost of $2,260 during the first quarter of the current fiscal year. The Company is currently in the process of filing a preliminary proxy statement for review by the Securities and Exchange Commission that contains a proposal for a 1,000:1 reverse split followed immediately by a 1,000:1 forward split. Under the plan, Shareholders holding fewer than 1,000 shares will be cashed out. The proposal will be voted on by the shareholders at the next annual meeting. The Company would benefit from a substantial cost savings as a result of the reverse split. If the proposal passes, the total number of shares to be cashed out and the total cost to the Company are unknown because the offer includes shares held in depositories. The Company's best estimate is that the 63,287 shares held by holders of record with fewer than 1,000 shares will be cashed out at a cost to the Company of approximately $20,000. The cost of the transaction not including the cash out of shareholders is estimated at approximately $20,000.

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

LIQUIDITY AND CAPITAL RESOURCES

	The Company anticipates that it will continue operating the steel distribution business much as it has for the past year during the twelve month period beginning June 26, 2002. In December, 2001, the Company signed a one year lease on a 3,600 sq. ft. facility in Dalton Gardens, ID. At this location, the Company is operating a metals convenience store similar to the retail steel businesses located in Spokane and Wenatchee. The operation opened January 22, 2002. Required inventories are expected to be in the $50,000 to $75,000 range during the next twelve month period.

	The replacement cost of metal inventories continue to show signs of improvement. In the wake of the energy crisis and the low price of aluminum, demand for the Company's products has declined within its' market area. As a result, inventories are currently smaller both in dollars and in tons compared to prior years. As the cost of steel from the mill improves, more dollars will be invested in inventories. Likewise, as business conditions improve, inventories will increase. The demand for fabricated metal products in our niche market is slowly beginning to improve. In anticipation of an eventual rebound in that segment of the market, the Company maintains a very small investment in work in process. A job awarded during the fiscal quarter just ended and expected to begin in July will necessitate an increase in work in process inventories. The increase is not expected to be more than approximately $150,000.

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

	In an effort to offset the sales decline brought about by the erosion of the customer base in the metals distribution business, the Company added new products to the inventory mix. Aluminum, stainless steel, copper and brass (specialty metals) are items now in inventory. The Company currently has an investment in inventories of these products of approximately $150,000. In the next twelve months, the inventories are expected to increase by approximately $50,000.

	The Company currently has no plans for any major capital asset additions or replacements for the remainder of the fiscal year. Therefore, it is unlikely the Company will need to acquire any new long-term debt.

	The Company has filed a preliminary proxy statement with the Securities and Exchange Commission that contains a proposal for a 1,000:1 reverse split. The proposal will go to a vote by the shareholders at the next annual meeting, the date for which has not yet been determined. If the shareholders approve the transaction, the cost to the Company to buy out the fractional shareholders will likely be around $20,000. The cost of the filing is anticipated to be around $20,000 for professional fees, printing and mailing. The Company intends to use working capital to finance these costs. The purpose of the reverse split is to eliminate the disproportionately high administrative costs to maintain shareholder accounts for small shareholdings. If the proposal is approved by shareholders, the Company intends to withdraw its registration of the common stock with the Securities and Exchange Commission and cease to be a reporting company. If the Company's registration with the SEC pursuant to Section 12(g) of the Securities Exchange Act of 1934 (the "SEA") is withdrawn, then officers, Directors and shareholders owning more than 5% of the outstanding shares of the Company's common stock will not be required to file reports presently required by Section 13 and 16 of the SEA. The Company will also not be required to file proxy material with the SEA pursuant to Section 14 of the SEA.

	During the first nine months of the current fiscal year, cash flows of $154,000 were provided by operations, compared to cash flows of $952,000 provided by operations during the same nine month period of the prior fiscal year. Cash flows from operations during the current fiscal year were impacted primarily by an operating loss of $179,000 adjusted by depreciation of $181,000, a decrease in accounts receivable of $340,000 and a decrease in accounts payable of $152,000. Cash flows provided by operations for the same period of the prior fiscal year primarily consisted of a net loss of $98,000 adjusted by depreciation of $218,000, a decrease in accounts receivable of $305,000, a decrease of $544,000 in inventories, an increase in accounts payable of $49,000 and a decrease in accrued expenses of $73,000. Cash flows used in investing activities for the first nine months of the current and prior fiscal years of $50,000 and $72,000 respectively were used to finance the purchase of new equipment. Cash flows used in financing activities for the current fiscal year consisted primarily of principal repayments of long-term debt in the amount of $203,000. During the first nine months of the prior fiscal year, cash flows used by financing activities of $728,000 consisted of $619,000 net repayments on the operating line of credit, $36,000 in new long-term borrowings, and $145,000 in payments on existing long-term debt . The resulting decrease in cash of $102,000 during the first nine months of the current fiscal year compares to a $152,000 increase in cash for the same period of the prior fiscal year.

	During the first nine months of the current fiscal year, the Company's working capital decreased by 9% from approximately
$1,992,000 at the end of the prior fiscal year to approximately
$1,820,000 as of June 25, 2001.

	The Company continues to be dependent on an operating line of credit to meet its daily financial obligations. The operating line of credit of $1,500,000 which is currently in place through February 16, 2003 is considered by management to be adequate.




Results of Operations

	Nine Months Ended June 25, 2002 compared to Nine Months
Ended June 25, 2001.

	Sales of approximately $7,682,000 for the nine month period ended June 25, 2002 are 19% lower than approximately $9,484,000 for the same period of the prior fiscal year. The decrease is due to a significant decline in demand for the Company's products resulting from the shut down of the aluminum companies within our market area. Gross margins decreased by 15% from approximately $2,328,000 during the first nine months of the prior fiscal year compared to approximately $1,983,000 for the first nine months of the current year. As a percent of sales, gross margins increased from 25% in 2001 to 26% in 2002. The decline in dollars is due to the lower sales volume including a lack of any appreciable fabrication business. The increase in margins is primarily the result of the increasing price of steel products from the mills along with the addition of specialty metals to the Company's product mix.

Operating expenses at approximately $2,162,000 for the nine-month period ended June 25, 2002 are $188,000 or 8% below approximately $2,350,000 for the same period of the prior fiscal year. The decrease is the result of cost cutting measures implemented to offset the declining available gross margins.

Interest expense of $146,000 for the first nine months of the current fiscal year compares to $197,000 for the first nine months of the prior fiscal year. The decrease is the result of lower interest rates, less borrowing to finance smaller accounts receivable and inventories and no new long-term borrowings.

An income tax benefit of $73,000 for the nine month period ended June 25, 2002 compares to a benefit of $53,000 for the first nine months of the prior year. The benefit in both cases is the result of carrying operating losses back to prior years in order to obtain a refund of taxes paid in profitable years.

A net loss for the first three quarters of the current year at $179,000 is 83% higher than approximately $98,000 for the nine months of the prior year.





	Three Months Ended June 25, 2001 compared to Three Months
Ended June 25, 2000.

	Sales of approximately $2,924,000 for the three month period ended June 25, 2002 are 8% lower than approximately $3,161,000 for the same period of the prior fiscal year. Gross profits increased by 13% from approximately $713,000 during the third quarter of the prior fiscal year to approximately $808,000 for the third quarter of the current fiscal year. The increase was primarily the result of the expansion of the Company's product mix to include specialty metals. With the disappearance of most of the customer base for our fabrication niche market, the fabrication service is no longer accounted for as a separate business. The steel service center sales of approximately $2,748,000 represented 87% of the total Company's sales for the third quarter of the prior fiscal year with the fabrication business providing the other 13% or approximately $413,000. Fabrication was only a very minor portion of the total sales during the third quarter of the current year.



	Selling, general and administrative expenses at approximately $728,000 for the quarter ended June 25, 2002 are roughly $11,000 higher than approximately $717,000 for the same period of the prior fiscal year. The change is primarily the result of higher energy costs. All expenses are continuously being analyzed with the objective of eliminating discretionary expense and deferring expense that is not currently essential.

	Interest expense at approximately $47,000 for the three month period ended June 25, 2002 is 20% lower than approximately $59,000 for the three month period ended June 25, 2001. The decrease is the result of lower interest rates coupled with less dependence on the operating line of credit resulting from decreased inventories and receivables.

	The income tax expense is estimated at 28% for the third quarter of the current fiscal year and the income tax benefit at 9% for the same period of time during the prior fiscal year.

	An 8% lower sales volume was offset with higher gross margins to result in a net income after tax of $65,000 for the third quarter of the current year compared to a net loss after tax of $10,000 for the same period last year.


PART II. OTHER INFORMATION.


     Item 1.  Legal Proceedings.

     	None.

     Item 2.  Changes in Securities.


	The Company conducted a tender offer on odd lot shares that expired on October 31, 2001. As a result of the offer, the Company purchased 5,274 shares at a total cost of $2,260 during the first quarter of the current fiscal year. The Company is currently in the process of filing a preliminary proxy statement for review by the Securities and Exchange Commission that contains a proposal for a 1,000:1 reverse split followed immediately by a 1,000:1 forward split. Under the plan, Shareholders holding fewer than 1,000 shares will be cashed out. The proposal will be voted on by the shareholders at the next annual meeting. The Company would benefit from a substantial cost savings as a result of the reverse split. If the proposal passes, the total number of shares to be cashed out and the total cost to the Company are unknown because the offer includes shares held in depositories. The Company's best estimate is that the 63,287 shares held by holders of record with fewer than 1,000 shares will be cashed out at a cost to the Company of approximately $20,000. The cost of the transaction not including the cash out of shareholders is estimated at approximately $20,000.

     Item 3.  Defaults Upon Senior Securities.

	None.

     Item 4.  Submission of Matters to a Vote of Security Holders.

	The Company intends to propose for a vote by the shareholders a 1,000:1 reverse stock split followed immediately by a 1,000:1 forward stock split at the annual shareholders' meeting on a date yet to be determined. All shareholders of record holding 1,000 or fewer shares will be cashed out at a purchase price of $0.25 per share. The details of the transaction have been included as Proposal No. 1 in a preliminary proxy statement filed with the Securities and Exchange Commission on April 4, 2002 and also in a Schedule 13E3 for the Company filed on April 4, 2002 as well as in a Schedule 13E3 for Jimmie Coulson filed on April 4, 2002. Both the preliminary proxy statement and the Schedule 13E3s are incorporated herein by reference.

     Item 5.  Other Information.

The Company has had to change the date of its annual meeting in 2002 by more than thirty (30) days from the date of the annual meeting in 2001. Notice of a Shareholder Proposal for the 2003 Annual Meeting must be received on or before November 15, 2002, or it will be considered untimely. Proposals of Shareholders intended to be presented at the 2003 annual meeting should be submitted by certified mail, return receipt requested, and must be received by the Company at its headquarters in Spokane, Washington on or before that date to be eligible for inclusion in the Company's proxy statements and proxy card relating to that meeting. Shareholder proposals should be submitted to the Secretary of The Coeur d'Alenes Company, P.O. Box 2610, Spokane, WA 99220-2610. Any such proposal should comply with the Securities and Exchange Commission rules governing shareholder proposals submitted for inclusion in proxy material.


     Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.
	None.

     (b)  Reports on Form 8-K.

	None.








SIGNATURES
	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              THE COEUR D'ALENES COMPANY
                                   (Registrant)
Dated: August 1, 2002
                              /s/ Marilyn
A. Schroeder
			      Marilyn A. Schroeder, Treasurer and
			      Chief Financial Officer
                              Authorized Officer and Principal
                              Accounting and Financial Officer