Form 10KSB
period 2002-09-28
COEUR D ALENES CO /IA/
filed 2002-12-20
CIK 861502

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 28, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [ NO FEE REQUIRED ] for the transition period from_____________ to _____________.


Commission file number 1-10676

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

Common stock, no par value

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to such filing requirements for at least the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $11,023,875

The aggregate market value of the voting stock of the registrant held by non-affiliates cannot be readily determined because there is no established public trading market for such stock.

Shares outstanding as of November 26, 2002: 5,335,530

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

         In February 1993, The Coeur d'Alenes Company merged with and into an inactive mining company, Conjecture, Inc. ("Conjecture"), with Conjecture being the surviving corporation but changing its name to The Coeur d'Alenes Company ("Cd'A" or the "Company") immediately following the merger. Conjecture was incorporated in 1954 under the original name Conjecture Mines, Inc., but changed its name to Conjecture, Inc. in 1989. Cd'A is engaged in the business of the distribution, processing and fabrication of metals and related products. In early 1993 Conjecture's unpatented mining claims lapsed and, since the merger, Cd'A has sold Conjecture's remaining patented mining claims. As a result, Cd'A is no longer involved in the mining business in any way.

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

         With the recent idling of the aluminum smelters in the area and the permanent closure of a magnesium producer that is a wholly owned subsidiary of one of the aluminum smelters, the demand for fabricated products within Cd'A's niche market has declined significantly. Beginning with the fiscal year ending September 2002, the fabrication process is no longer being managed as a separate business from the metals service center business. Consequently, the space required by the fabrication process has declined significantly. The additional space allowed the Company to add aluminum and stainless steel, which also require a greater value added component, to its product mix.

(b)      BUSINESS OF ISSUER.

         Cd'A, doing business as Stock Steel, primarily operates in and is based out of a facility located at 3900 E. Broadway in Spokane, Washington

         The distribution operations of Cd'A generally consist of the resale of stock metal materials purchased from mills with further processing or other services, such as cutting, bending, burning, or sawing stock metal materials to a customer's specifications (component parts) and delivery to a customer's location. Metal materials in various types, grades, shapes and sizes are sold by the distribution operations, including such items as beams, bars, plates, sheets, angles, tubes, pipes, gratings and wrought (decorative) iron. The distribution operations are referred to in the industry and sometimes referred to herein as a metals service center.

         The fabrication operations generally consist of the custom production of finished metal structures or products (or components thereof) in accordance with a customer's specifications. The fabrication operations include activities such as cutting, bending, drilling, riveting, welding, and assembling. The items produced by the fabrication operations vary depending upon the nature of a customer's order, but in the past have included such items as baghouses (which trap emissions from factories or other manufacturing facilities), crucibles, potshells and liners for aluminum, magnesium or other metal producers, and slurry impellers for industry. Though significantly reduced in volume, the fabrication processes became part of the distribution operations on October 1, 2001.

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

         Since there is turnover among Cd'A's customers over any given period, the business of a few customers may represent a significant portion of Cd'A's business. In fiscal 2001, one customer amounted to 15% of total sales, but that same customer only represented 2% of total sales for fiscal 2002. Of the 15% generated in fiscal 2001, half of that volume was contributed by a wholly owned subsidiary of the customer's parent company. The wholly owned subsidiary is now permanently closed. The parent corporation, which contributed the other half, is an aluminum smelter. Most of its operations have been idled for an indefinite period of time. The loss of this volume will have an adverse effect on the business of Cd'A in the short run. The turnover among customers, however, means that any such adverse effect on the business of Cd'A over the longer term will be more attenuated. Nonetheless, it is still important for Cd'A to retain any other such large customers.

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

         In October 1999, the Company, doing business as Stock Steel Wenatchee, opened a small metals convenience store in Wenatchee, Washington. The primary business purpose is to sell wrought (ornamental) iron and to provide will call service to businesses in the area, many of which Stock Steel is already supplying out of the Spokane facility. In January, 2002, the Company, doing business as Cd'A Metals, opened a similar store in Dalton Gardens, Idaho that has also incorporated aluminum extrusions, plate and sheet into the inventory mix. The Company plans to open more of these facilities in the outlying areas as appropriate locations are identified.

         Cd'A's metals service center business faces stiff competition, both from other metals service centers (mainly those located in or near Cd'A's market area due to transportation costs) and, for larger orders not requiring additional processing or other services, from the mills themselves (not necessarily limited to those located in or near Cd'A's market area since transportation costs from the mill to Cd'A and from Cd'A to the customer may be approximately the same as transportation costs from the mill directly to the customer). Cd'A's fabrication business also faces stiff competition from other fabrication businesses, primarily those located in the West and Midwest and to a lesser extent, those located in other areas of the United States. Again, transportation costs somewhat constrain the size of the geographical market area for competing fabrication operations, although as mentioned above this is a less significant factor than for other metals service center products. Relatively high transportation costs have not had and are not anticipated to have a significant impact on Cd'A's operations because, as mentioned above, the competition in the area generally is faced with the same costs.

         Cd'A's metals service center business has large working capital requirements. Cd'A is required to carry significant amounts of inventory (generally three to four months worth) in the metals service center business in order to provide just-in-time delivery for its customers. Although Cd'A provides rights to return materials, materials returned to Cd'A after sale for reasons other than quality of product or service are subject to a restocking charge. Cd'A experiences a very limited amount of returned goods. Customer payment terms are primarily net 30 days. Ten-day payment discounts of 1 to 2 percent are offered to some customers, with the option of net 30 days.

         Metal price fluctuations on the supply side have an effect on the amount of working capital required to support inventories. When the price of metal goes down, as it did during the year ended September 29, 2001, the resources required to be invested in inventories declines also. Generally the gross margins available in the market during these periods of declining prices are lower than normal. When the cost goes back up again, margins will generally recover, assuming the strength of the market does not deteriorate. A slight increase in the cost of material from the mills did have a favorable affect on margins last year; however, costs still are not approaching their pre-2000 levels.

         The business is dependent on local, regional and, to a lesser extent, national economic conditions. The cyclical nature of the business makes it necessary for Cd'A to constantly watch the economic indicators in order to adjust capacity and inventory appropriately. Failure to anticipate a downturn or upturn can have a negative effect on earnings and cash flows because capacity and inventory may be too high in a downturn, resulting in a higher cost structure and increased cash flow pressures, and too low in an upturn, resulting in lost sales. Cd'A was able to anticipate the current down turn and adjust in a timely fashion.

         Cd'A has generally not experienced a material seasonal effect on its business. The company's two major areas of business in years past, steel distribution and metals fabrication, have been somewhat counter cyclical. Currently, the customers for both products are experiencing a significant economic slump. A recovery is not anticipated in the very near term. The addition of aluminum to the product mix should, to some extent, offset the loss of steel and fabrication business.

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

         Cd'A currently has 62 total employees.

ITEM 2.  DESCRIPTION OF PROPERTY.

         Cd'A primarily conducts its operations out of a facility located at 3900 E Broadway in Spokane , Washington. The facility consists of two buildings, each approximately 42,150 square feet for a total of approximately 84,300 sq ft, with a common wall. The facility was specially designed to function efficiently as a metals service center and has a rail spur that runs through the end of both buildings. Attached to the warehouse buildings are a 2,625 square foot retail building and office space of approximately 6,000 square feet. The facilities have a first lien in favor of a bank securing a promissory note in the amount of approximately $1,680,000 as of September 28, 2002.

         On September 10, 1999 the Company entered into a lease for a small warehouse in Wenatchee, Washington. The term of the lease was two years, beginning October 1, 1999. The monthly rent was $1,600 per month for the first year and $1,648 per month for the second year. The lease could have been terminated at the end of the first year upon notice properly given and with a termination penalty of $2,000. The Company also had an option to renew the lease for an additional five years with a 3% escalation clause with respect to lease payments. As the market for real estate in Wenatchee changed significantly during the first two years of occupancy, the Company renegotiated a one year extension to the lease at a monthly rate of $1,350. The Company is currently operating on a month to month lease. We are in the process of negotiating a three year lease that will result in an additional 1,265 sq. ft. for a total of approximately 4,100 sq. ft. On December 3, 2001, the Company entered into a one year lease with a one year option for a small warehouse type facility consisting of approximately 3600 sq. ft. in Dalton Gardens, Idaho. The option to renew was exercised in November 2002. The monthly rent is $1,600 each month. This lease also provides for a first right of refusal on similar space in a unit adjoining the unit to be occupied by the Company. The Company believes its facilities are suitable and adequate to meet its current needs.

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

         On May 15, 2002 the Company filed a Form 13E-3 with the United States Securities and Exchange Commission ("the SEC") disclosing its intent to cease being a reporting entity under the Securities Exchange Act of 1934 ("the 1934 Act"). In connection therewith, at the annual meeting on November 18, 2002 the shareholders of the Company approved a 1,000 to 1 reverse split of the Company's no par common stock effective November 27, 2002. Under the terms defined in the Form 13E-3, the Company plans to redeem fractional shareholders in exchange for a cash payout of $0.25 per share.

         The Company has less than $10,000,000 in total assets on the last day of each of the three most recent fiscal years. Once the fractional shareholders have been redeemed, it is anticipated that the Company will have fewer than 500 individual shareholders. As a result of these two circumstances, the Company will no longer be required to file periodic reports under a Section 12(g) exemption from the 1934 Act (Regulation ss. 240.12h-3).

         Immediately following the reverse split and redemption of fractional shareholders, the shareholders approved a 1 to 1,000 forward stock split. As a result, none of the share data or earnings per share amounts in these consolidated financial statements have been recast to reflect any of the stock activity subsequent to September 28, 2002.

                                     PART II

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

(a) MARKET FOR COMMON STOCK. Although the common stock of Cd'A, having no par value, is traded on the over-the-counter market based in Spokane, Washington, there is currently no established public trading market for Cd'A Common Stock. Since July 1, 1993, Cd'A Common Stock has been traded on this over-the-counter market (CDA Co.), with the primary basis consisting of limited quotations by Sandberg Securities, Empire Securities, and Pennaluna, Inc., securities broker-dealers based in Spokane, Washington and Coeur d'Alene, Idaho and on the Bulletin Board (CDAL.ob). The range of high bid and low bid quotations for Cd'A Common Stock, by quarters, for the period beginning October 1, 2000 through September 28, 2002 are set forth in dollars per share below:

                                  2002               2001
                               High - Low         High - Low
July 1 - September 30        $0.19 - $0.08      $0.12 - $0.05
April 1 - June 30            $0.35 - $0.07      $0.10 - $0.10
January 1 - March 31         $0.15 - $0.04      $0.12 - $0.10
October 1 - December 31      $0.09 - $0.04      $0.12 - $0.12

         The source of the above quotations is YahooFinance.com and the Spokane over-the-counter listing, and the above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. In addition, the lack of an established public trading market for Cd'A Common Stock should be kept in mind in reviewing the above quotations. The prices shown are reflective of limited transactions.

(b) HOLDERS. As of November 26, 2002, there were approximately 726 holders of record of Cd'A Common Stock. After a 1,000:1 reverse split with an effective date of November 27, 2002, there are approximately 127 shareholders of record.

(b) DIVIDENDS. In the last two fiscal years, Cd'A has not declared or paid any dividend on Cd'A Common Stock. Cd'A is restricted under the terms of its bank loan agreement from paying dividends in an amount greater than 10% of net income without the prior approval of the bank lender.

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


FINANCIAL CONDITION

         The Company anticipates that it will continue operating the metals distribution business much as it has for the past year during the twelve-month period beginning September 29, 2002 and ending September 27, 2003.

         In October 1999, the Company signed a two-year lease on a small warehouse facility in Wenatchee, Washington. The lease was extended for an additional one year period expired in October, 2002. The Company is in the process of negotiating a new 3 year lease and in the meantime is renting on a month to month basis. The Company intends to continue to conduct a business similar to the metals distribution business in Spokane out of the Wenatchee location on a much smaller scale. The inventory will be supported out of the Spokane facility and it should not be necessary to increase the Company wide inventory by a significant amount. In January 2002, the Company opened a similar facility in Dalton Gardens, Idaho. Inventories at the Idaho facility include specialty metals such as aluminum and stainless steel. The Company intends to increase the size of its inventory by approximately $500,000 during the second quarter of the current fiscal year, with the additions increasing to $1,000,000 by the end of the year. The increase is due to the addition of specialty metals. Specialty metals will be stocked at all locations.

         Sales and gross margins as a percent of sales are both likely to be somewhat lower during the fiscal year ended September 2003 than the year just ended. Metal prices at the mills increased slightly during the 2002 fiscal year. The Company was able to attract a slightly higher gross margin percent on the lower cost inventories in stock at the time of the increase. The Company believes its inventories are stated at the lower of net realizable value or market and did not record any inventory write downs in 2002 or 2001. The current price of electricity and aluminum, resulting in the idling of the aluminum smelters, is having an adverse effect on the demand for our steel products. The Company is continuing its fabrication processes on a very limited scale. The aluminum companies directly accounted for approximately 25% of the Company's total business during the 2001 fiscal year. Indirectly, an additional 10% to 20% came from other customers supporting the aluminum industry. We estimate the total direct and indirect sales for the 2002 fiscal year to be approximately 6 to 8 percent of total sales.

LIQUIDITY AND CAPITAL RESOURCES.

         The Company has a loan secured by a first lien on the real estate out of which the business is operated. The loan is due in January 2007 and has a twenty-year amortization period with a balloon payment of the balance remaining at the end of ten years. The interest rate was fixed in February 1998 at 8-1/2%.

         During the current fiscal year the Company has no plans to acquire any major capital assets. A major piece of equipment acquired during the previous fiscal year ended September 2001, primarily intended to support the business from a magnesium producer that supplied the aluminum industry, has been written down to market value and is currently held for sale. The Company hopes to accomplish the sale during the current fiscal year.

         In fiscal 2002, the Company financed the business primarily with cash flows from operating activities. During the year ended September 28, 2002 cash decreased by approximately $128,000. The Company's cash flows provided by operating activities were approximately $130,000 in fiscal 2002 and approximately $925,000 in fiscal 2001. Cash flows provided by operating activities in fiscal 2002 were primarily impacted by a net income of $148,000, adjusted by depreciation of $241,000, and offset by an increase in inventories of $324,000. Cash flows provided by operating activities in fiscal 2001 were primarily impacted by a net loss of $132,000, adjusted by depreciation of $285,000, a decrease in inventories of $941,000, and offset by an increase in accounts receivable of $174,000 and a decrease in accounts payable of $174,000. Cash of $199,000 used by financing activities during fiscal 2002 were the result of principal repayments of $263,000 on long term debt and net borrowing on the operating line in the amount of $67,000. Cash flows of $799,000 used by financing activities during fiscal 2001 were the result of $36,000 new long-term borrowings, net repayments of $619,000 on the operating line of credit and payments of principal on long-term debt of 216,000. Cash flows used by investing activities of $59,000 represents additions to equipment. Likewise, cash flows used by investing activities in fiscal 2001 of $73,000 were attributable primarily to additions to property and equipment.

         Working capital at September 28, 2002 of approximately $2,353,000 is $361,000 higher than approximately $1,992,000 as of September 29, 2001. Cd'A continues to be very dependent on external sources of funding in the forms of operating lines of credit and long-term property and equipment loans. As of the end of the fiscal year ended in September 2002, Cd'A has an operating line of credit in the amount of $1,500,000 available through February 16, 2003. The interest rate is the bank's prime rate plus 1/2%. In the event that it is not possible to renew the operating line, it would be necessary for Cd'A to raise capital through stock issuances, bond sales or other available means. Management, however, does not anticipate a significant problem in renewing the operating line next February on substantially the same terms and conditions as the current line.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001 the FASB issued SFAS No. 141 "Business Combinations" which supercedes APB Opinion No. 16 "Business Combinations" and FASB Statement No. 38 "Accounting for Preacquisition Contingencies of Purchased Enterprises." The provisions of this statement require that all business combinations be accounted for using "purchase accounting" and it disallows the use of "pooling of interests" as previously allowed under APB Opinion No. 16 and FASB Statement No.
38. This statement is effective for all business combinations subsequent to June 30, 2001. The adoption of this statement did not have a material effect on the financial statements of the Company.

         Also in June 2001 the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets," which supercedes APB Opinion No. 17 "Intangible Assets." The provisions of this statement changes the unit of account for goodwill and takes a very different approach to how goodwill and other intangible assets are accounted for subsequent to their initial recognition. Because goodwill and some intangible assets will no longer be amortized, the reported amounts of goodwill and intangible assets, as well as total assets will not decrease at the same time and in the same manner as under previous standards. This statement is effective for all fiscal years beginning subsequent to December 15, 2001. The adoption of this statement will not have a material effect on the financial statements of the Company.

         In June 2001 the FASB issued SFAS No. 143 "Accounting for the Impairment of Disposal of Long-Lived Assets." This statement addresses financial reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The requirements of this statement must be implemented for fiscal years beginning after June 15, 2002, however, early adoption is encouraged. The adoption of this statement will not have a material effect on the financial statements of the Company.

         The FASB also issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. It also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this Statement generally are to be applied prospectively. The early adoption of this statement did not have a material effect on the financial statements of the Company.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements, by rescinding SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Finally, SFAS No. 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The provisions of SFAS No. 145 that amend SFAS No. 13 are effective for transactions occurring after May 15, 2002 with all other provisions of SFAS No. 145 being required to be adopted by us in our consolidated financial statements for the first quarter of fiscal 2003. The adoption of this statement will not have a material impact on the financial statements of the Company.

         On July 30, 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 replaces the prior guidance that was provided by EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this statement will not have a material impact on the financial statements of the Company.

         In October 2002, the FASB issued SFAS No. 147 - "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." This Statement was issued to remove the special distinction of financial institution acquisitions from the scope of both SFAS No. 72 and FASB Interpretation No. 9. Thus, the former method of recognizing any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable assets as an unidentifiable intangible asset no longer applies to acquisitions of financial institutions or branches of financial institutions. These acquisitions will be accounted for in accordance with FASB Statements Nos. 141 and 142, which will require the recording of goodwill that is not amortized, but rather tested for impairment. Further, this Statement amends SFAS No. 144, to include in its scope long-term customer relationships such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. This Statement does not affect the Company.


RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the percentage of revenues represented by certain items reflected in the Company's statements of income:

                                                          Year Ended
                                                   September 28,   September 29,
                                                       2002            2001
                                                      ------          ------

Net Sales                                             100.00%         100.00%
Cost of Sales                                          70.95%          75.16%
                                                      ------          ------
Gross Profit                                           29.05%          24.84%
Selling, General &
   Administrative Expense                              26.19%          24.11%
                                                      ------          ------
Operating Income                                        2.86%            .73%

Interest Income                                          .19%            .16%

Interest Expense                                       (1.76%)         (1.89%)
Other Income                                             .41%            .04%
                                                      ------          ------

Income Before Income Taxes                              1.71%           (.96%)
Income Tax Expense                                       .36%            .06%
                                                      ------          ------
Net Income                                              1.34%          (1.02%)
                                                      ======          ======

Fiscal 2002 Compared to Fiscal 2001.

         Net sales decreased by 15% to $11,024,000 in fiscal 2002 from $12,944,000 in fiscal 2001. Fabrication sales decreased 84% to $369,000 from $2,343,000 the prior year. The decrease is primarily the result of the loss of a major customer that went out of business during the 2002 fiscal year, along with the closure of another customer's business. Sales for the distribution business at $10,655,000 was comparable to $10,601,000 for the prior fiscal year. The slight increase was due primarily to the addition of a metals convenience store in January and the addition of aluminum to our product mix during the year. The increasing sales volume is expected to continue during the current fiscal year. Fabrication sales will likely be a small factor in the current year's business. The distribution business accounted for 97% of the consolidated sales during the fiscal year ended in September 2002 and 82% during the prior fiscal year. The fabrication business contributed the remaining 3% in fiscal 2002 and 18% in fiscal 2001.

         Cost of sales as a percentage of sales for fiscal 2002 at 71% compares to 75% during the preceding fiscal year. The improvement was the result of more efficient processing equipment and a higher sales price per ton.

         Selling, general and administrative expenses decreased 7.5% to $2,887,000 during fiscal 2002 from $3,121,000 for the prior year. The decrease was primarily the result of a smaller labor force that accounted for $144,00 and the reduction of the delivery fleet by two trucks that accounted for an additional $64,000. These cost cutting measures were taken in reaction to the shrinking market.

         Interest expense at $194,000 during the fiscal year ended September 28, 2001 was 21% lower than interest expense of $245,000 for the prior year. The decrease was primarily the result of lower interest rates.

         Other income increased to $45,000 for fiscal 2002 from $5,000 during fiscal 2001. The increase was due to the write down to estimated market value of a major piece of equipment used in the fabrication business during the 2001 fiscal year. The equipment was purchased primarily to provide service to a major customer that will no longer be in business. The write down caused the other income (expense) for the 2001 year to be lower by approximately $35,000.

         Income tax expense of $40,000 for fiscal 2002 compares to $8,000 for fiscal 2001 The difference in the effective tax rates between the two years is the result of graduated tax rates.

         At September 28, 2002, the Company had a deferred long term tax liability of $262,000 resulting primarily from the use of accelerated methods of depreciation of fixed assets offset slightly by a long term tax asset due to a net operating loss carryover. A valuation allowance has been established to the extent the Company believes it is more likely than not that the net operating loss tax asset will not be realized. The Company also has a short term deferred tax asset of $60,000 resulting from vacation accruals and allowance for bad debts. The deferred tax liability and asset for the prior fiscal year were $220,000 and $44,000 respectively.

         The various factors discussed above resulted in a net income for the fiscal year ended September 28, 2002 of $148,000 compared to a net loss of $132,000 for the year ended September 29, 2001.


                          CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts and timing of revenue and expenses, the reported amounts and classification of assets and liabilities, and disclosure of contingent assets and liabilities. Our actual results have differed, and will likely continue to differ, to some extent, from our initial estimates and assumptions. However, despite such, we do not currently believe that any of our significant accounting policies entail making particularly difficult, subjective or complex judgments of inherently uncertain matters that, given any reasonably possible variance therein, would make such policy particularly critical to a materially accurate portrayal of our historical or reasonably foreseeable financial condition or results of operations.


ISSUES, OUTLOOKS AND UNCERTAINTIES

         Cd'A continues to make changes to the structure of its business as changing market conditions dictate. Most recently, the fabrication business was combined with the steel service center business in an effort to create greater efficiencies. Branch operations were recently opened in Wenatchee, Washington and Dalton Gardens, Idaho. The Company expanded its product line to include aluminum extrusions, plate, and sheet, and stainless steel. The Company is always actively searching for opportunities to expand.

         Management believes that the Company will likely experience sales volume somewhat higher than last year during the current fiscal year. Any increase in sales volume will likely come from specialty metal sales as market conditions are not expected to improve significantly in the immediate future.


ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS.

         See the Consolidated Financial Statements beginning on page F-1.

INDEX TO FINANCIAL STATEMENTS

         Report of Independent Certified Public Accountants ................F-2
         Consolidated Balance Sheets ................................F-3 to F-4
         Consolidated Statements of Operations .............................F-5
         Consolidated Statements of Changes in Stockholders' Equity ........F-6
         Consolidated Statements of Cash Flows .............................F-7
         Summary of Accounting Policies ............................F-8 to F-12
         Notes to Consolidated Financial Statements ...............F-13 to F-19


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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

(a) DIRECTORS AND EXECUTIVE OFFICERS. THE FOLLOWING TABLE SETS FORTH THE DIRECTORS AND EXECUTIVE OFFICERS OF CD'A.

Name                        Age      Position            Period Service
                                                         Commenced

Jimmie T.G. Coulson         69       Director,           Jan. 1976
5920 S Phalon Lane                   President,          Jan. 1982
Spokane, WA 99223                    CEO                 Jan. 1982

Marilyn A. Schroeder        51       Director,           Dec. 1991
N. 15406 Lloyd Lane                  Treasurer,          Jan. 1982
Mead, WA 99021                       Chief Fin Off.      Jan. 1982
                                     Vice-President      Feb. 1998

Wendell J. Satre            84       Director            Mar. 1989
2822 E Snowberry Lane
Spokane, WA 99223

Robert Shanewise, M.D.      81       Director            Mar. 1989
921 W. Comstock Ct.
Spokane, WA 99203

Lawrence A. Stanley         74       Director            Feb. 1997
311 W. 32nd Ave.
Spokane WA 99203

Lawrence A. Coulson         44       Vice-President      Jan. 1990
5611 S. Corkery Road
Spokane WA 99223


         Mr. Coulson has been a director of Cd'A since January 1976 and president and chief executive officer of Cd'A since January 1982. Mr. Coulson is a director of Inland Northwest Bank, a publicly held bank based in Spokane, Washington. He served on the Metals Service Center Institute's governmental affairs committee as a past chairman and has been nominated as a MSCI director beginning May 2003.

         Ms. Schroeder has been treasurer and chief financial officer of Cd'A since January 1982, a director of Cd'A since December 1991 and Vice-President since February 1998. She also serves as a member of the board of directors of Associated Industries of the Inland Northwest and as President of the Spokane Chapter of the Metals Service Center Institute.

         Mr. Satre has been a director of Cd'A since March 1989. He is a retired chairman and CEO of Washington Water Power (currently operating as Avista Corp). He also is a director and chairman of Output Technology Corporation, a manufacturer of high speed printers and a director of Key Tronic Corporation where he served as acting president from August 1991 to March 1992.

         Dr. Shanewise has been a director of Cd'A since March 1989. Dr. Shanewise has been an orthopedic surgeon for Orthopedic Associates, Inc., from 1955 to present. He also was a director of Conjecture from 1979 to February 1993 and president of Conjecture from 1987 to the merger date of February 2, 1993 with The Coeur d'Alenes Company. Dr. Shanewise was the owner of Moran Vista Assisted Living Facility until 2002.

         Lawrence A. Stanley is currently CEO of Empire Bolt and Screw, Inc.; Former Chairman of the Board of Avista Corporation, and a Director of Output Technology Corporation, a manufacturer of high speed printers for industry. He is past Chairman of the Association of Washington Business and the Spokane Area Chamber of Commerce.

         Lawrence Coulson has been the General Manager at Stock Steel since September 1986 and a Vice-President since January 1990. Lawrence is a certified credit executive (C.C.E.) and a Director of the National Association of Credit Management Inland Northwest. Lawrence is also a past President of the Spokane Chapter of the Metals Service Center Institute. Lawrence has a Masters Degree in Business Administration from Gonzaga University. Lawrence is the son of Jimmie Coulson.

         Each of the directors of Cd'A serve until his or her successor is duly elected at the next annual shareholder meeting of Cd'A or until his or her earlier resignation, removal or death.

(b) COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT.

         Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company with respect to the last fiscal year, Cd'A is aware of only two failures to file any of such Forms during the last fiscal year or prior years by any person who, at any time during the last fiscal year, was a director, officer, or a beneficial owner of more than 10% of the shares of Cd'A Common Stock. Jimmie Coulson purchased 189 shares of stock and immediately gifted it to his grandchildren. The Form 4 was due on January 2002 and filed on March 14, 2002 when he realized the oversight. Robert Shanewise sold 96,420 shares of Company stock and did not file the appropriate Form 4. The Company does not know when the sale occurred.

ITEM 10. EXECUTIVE COMPENSATION.

Name & Principal                          Other Annual
Position             Yr      Salary*      Compensation     Bonus       Total
-----------------------------------------------------------------------------

Jimmie Coulson       02     $123,344*           0            0       $123,344
President, CEO       01     $122,950*           0            0       $122,950
                     00     $120,735*           0            0       $120,735


* Based upon salaries paid or accrued during fiscal years ended September 28, 2002, September 29, 2001 and September 30, 2000. There are no employees other than the CEO who receive compensation in excess of $100,000 annually. Includes contribution to employee profit-sharing and 401(k) plan ("the plan") of $2,177 in 2002, $3,398 in 2001 and $3,364 in 2000. The plan is qualified under Section 401 and 501 of the Internal Revenue Code of 1986. All employees are eligible to participate after one year of service if they are 21 years of age or older and meet the minimum hours worked requirement. The plan is funded by discretionary contributions determined by the Cd'A Board of Directors and as of January 1, 2002, by a 25% match to employee contributed funds to a maximum of 6% of salary. The profit-sharing contributions are allocated to participants based on the participant's salary as a percentage of total salaries of all participants. Vesting occurs on an incremental basis between the third and sixth year of service. No distributions were made to any executive officer during the last three fiscal years except as required to refund any excess deferrals. During the last three years the Company made no profit sharing contributions.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

         The following table sets forth the beneficial ownership of Cd'A Common Stock as of November 26, 2002 by each person known by Cd'A to be a beneficial owner of 5% or more of Cd'A Common Stock. As of such date, a total of 5,335,530 shares of Cd'A Common Stock were outstanding. This disclosure is made pursuant to certain rules and regulations promulgated by the Securities and Exchange Commission and in certain instances the number of shares shown as being beneficially owned may not be deemed to be beneficially owned for other purposes.

Title of              Name and Address             Amount and        Percent of
Class                 Of Beneficial Owner          Nature of         Class
                                                   Beneficial
                                                   Ownership

Common Stock        Jimmie & Arlene Coulson
                    5920 S Phalon Lane
                    Spokane WA 99223               2,697,141           50.56

Common Stock        Lawrence A. Coulson*
                    South 5711 Corkery Road
                    Spokane WA 99223                 393,427            7.37


* Lawrence Coulson is the son of Jimmie Coulson

(b) SECURITY OWNERSHIP OF MANAGEMENT.

         The following table sets forth the beneficial ownership of Cd'A Common Stock as of December 2, 2002 by each director and executive officer of Cd'A, named individually, and all directors and executive officers of Cd'A as a group, without naming them. This disclosure is made pursuant to certain rules and regulations promulgated by the Securities and Exchange Commission and in certain instances the number of shares shown as being beneficially owned may not be deemed to be beneficially owned for other purposes.

Title of              Name and Address             Amount and        Percent of
Class                 Of Beneficial Owner          Nature of         Class
                                                   Beneficial
                                                   Ownership

Common Stock        Jimmie & Arlene Coulson
                    5920 S Phalon Lane
                    Spokane WA 99223               2,697,141**         50.56

Common Stock        Lawrence A. Coulson
                    5711 S. Corkery Road
                    Spokane WA 99223                 393,427**          7.37

Common Stock        Marilyn A. Schroeder
                    N. 15406 Lloyd Lane
                    Mead WA 99021                    249,791            4.68

Common Stock        Wendell J. Satre
                    2822 E Snowberry Lane
                    Spokane WA 99223                     389               0*


Common Stock        Robert Shanewise, M.D.
                    921 W. Comstock Court
                    Spokane WA 99203                   2,889               0*

Common Stock        Lawrence A. Stanley
                    311 West 32nd
                    Spokane WA 99203                     389               0*

Common Stock        All directors & executive
                    officers as a group

                                                   ---------           -----
                    (7 persons)                    3,344,026           62.67


*  Indicates less than 1% of outstanding shares of class.
** Includes 1/3 ownership (11,904 shares) of CINV , a family partnership with 35,714 shares

(b) CHANGES IN CONTROL. Cd'A is not aware of any arrangements which may result in a change of control of Cd'A.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None

Cd'A has no parent Company.

ITEM 13. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934, as amended (the Exchange Act")) as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company's periodic filings under the Exchange Act.


CHANGES IN INTERNAL CONTROLS

Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

(The balance of this page has been intentionally left blank).

                                     PART IV

ITEM 14. EXHIBITS, SCHEDULES, AND REPORTS ON FORM 8-K.

(a) EXHIBITS

Exhibit Index

Page        Exhibit        Description of Exhibit
No.         No.

43          3.1**          Articles of Incorporation of Cd'A

77          3.2**          Bylaws of Cd'A - Amendments to By-Laws
                                dated 05/02/94

97          10.1**         Seafirst Bank - Commercial Security Agreements (Cd'A
                                & Union Iron Works) dated 03/27/95
                **         Seafirst Bank - Business Loan Agreement dated
                                03/24/97 (Cd'A)
                **         Seafirst Bank - Promissory
                                Note dated 03/27/95 (Cd'A and Union Iron Works) Seafirst Bank - Loan Modification Agreement dated 09/18/95 (Cd'A and Union Iron Works)
                **         Seafirst Bank - Promissory Notes dated 3/24/97 (Cd'A
                                Union Iron Works)
                **         Seafirst Bank - Deed of Trust, Security and Fixture
                                Filing With Assignment of Leases and Rents dated 12/20/95 Cd'A)
                **         Seafirst Bank - Certificate and Indemnity Agreement
                                Regarding Building Laws and Hazardous Substances dated 12/20/95 (Cd'A)
                **         Seafirst Bank - Agreement of Subordination dated
                                12/20/95 (Cd'A and Union Iron Works)
                **         Seafirst Bank - Loan Modification and Additional
                                AdvanceAgreement dated 11/21/96 (Cd'A)
                **         Seafirst Bank - First Amended and Restated Promissory
                                Note dated 11/12/96 (Cd'A)
                **         Seafirst Bank - Subordination Agreement dated 2/5/96
                                (Cd'A)

                **         Inland Northwest Bank - Business Loan Agreement dated
                                2/21/01
                **         Inland Northwest Bank - Change in Terms Agreement
                                dated 2/21/01
                **         Inland Northwest Bank - Change in Terms Agreement
                                dated 2/21/01
                **         Inland Northwest Bank - Promissory Note dated 6/16/00
                **         Inland Northwest Bank - Commercial Security Agreement
                                dated 3/27/00
                **         Inland Northwest Bank - Promissory Note dated 6/16/00
                                Inland Northwest Bank - Change in Terms
                                Agreement dated 2/13/02
                           Inland Northwest Bank - Business Loan Agreement dated
                                2/13/02


235         10.6**         Adoption Agreement #003  401K Employee Profit
                                Sharing Plan dated  04/30/93
            13.1**         Annual report to security holders


267         21  **         List of Subsidiaries

            99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

** Previously filed with the Securities and Exchange Commission on Form 10- KSB for year ended September 1994 through September 2001.

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


Dated: December 20, 2002          By   /s/ JIMMIE COULSON
                                       President, Chief Executive Officer

Dated: December 20, 2002          By   /s/ JIMMIE COULSON
                                       Director, (Principal Executive Officer)

Dated: December 20, 2002          By   /s/ MARILYN A. SCHROEDER
                                       Treasurer and Director, Chief Financial
                                       Officer
                                       (Authorized Officer and Principal
                                       Accounting and Financial Officer)

Dated December 20, 2002           By   /s/ WENDELL J. SATRE
                                       Director

Dated December 20, 2002           By   /s/ ROBERT P. SHANEWISE, M.D.
                                       Director

Dated December 20, 2002           By   /s/ LAWRENCE A. STANLEY
                                       Director

I, Jimmie T. G. Coulson, certify that:

1. I have reviewed this annual report on Form 10-KSB of The Coeur d'Alenes Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, this annual report fully complies with the requirements of the Securities Exchange Act of 1934, Sections 13(a) and 15(d), and the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifiying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: December 20, 2002


                                       /s/ JIMMIE T. G. COULSON
                                       President/CEO

I, Marilyn A. Schroeder, certify that:

1. I have reviewed this annual report on Form 10-KSB of The Coeur d'Alenes Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, this annual report fully complies with the requirements of the Securities Exchange Act of 1934, Sections 13(a) and 15(d) and the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifiying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: December 20, 2002


                                       /s/ MARILYN A. SCHROEDER
                                       Vice President/CFO

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                           The Coeur d'Alenes Company


Report of Independent Certified Public Accountants .................F-2
Consolidated Balance Sheets ........................................F-3 to F-4
Consolidated Statements of Operations ..............................F-5
Consolidated Statements of Changes in Stockholders' Equity .........F-6
Consolidated Statements of Cash Flows ..............................F-7
Summary of Accounting Policies .....................................F-8 to F-12
Notes to Consolidated Financial Statements .........................F-13 to F-19

                                BDO SEIDMAN, LLP
                            601 W Riverside Suite 900
                                Spokane, WA 99201


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
The Coeur d'Alenes Company
Spokane, Washington

We have audited the accompanying consolidated balance sheets of The Coeur d'Alenes Company as of September 28, 2002 and September 29, 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Coeur d'Alenes Company at September 28, 2002 and September 29, 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



November 11, 2002, except for
  Note 11 as to which the date
  is November 18, 2002

                                 THE COEUR D'ALENES COMPANY

                                 CONSOLIDATED BALANCE SHEETS


                                           ASSETS

                                                               September 28,   September 29,
                                                                   2002            2001
                                                                ----------      ----------

Current assets:
   Cash and cash equivalents ................................   $   40,846      $  168,928
   Accounts and notes receivable, less allowance for doubtful
     accounts of $79,444 and $71,576 (Notes 2 and 9) ........    1,261,936       1,262,384
   Income taxes receivable ..................................           --          60,629
   Inventories (Notes 1 and 2) ..............................    2,063,518       1,739,273
   Asset held for sale (Note 10) ............................      206,788              --
   Deferred tax asset (Note 5) ..............................       60,000          44,000
                                                                ----------      ----------

Total current assets ........................................    3,633,088       3,275,214
                                                                ----------      ----------

Property and equipment (Note 3):
   Land .....................................................      306,320         306,320
   Building and leasehold improvements ......................    2,003,818       2,003,818
   Machinery and equipment ..................................    2,767,007       2,926,719
   Vehicles .................................................      167,200         165,363
   Office equipment .........................................      233,401         223,968
                                                                ----------      ----------

                                                                 5,447,746       5,626,188
   Less accumulated depreciation ............................    2,405,100       2,164,441
                                                                ----------      ----------

Net property and equipment ..................................    3,072,646       3,461,747
                                                                ----------      ----------

Other assets ................................................       49,909          80,298
                                                                ----------      ----------

Total assets ................................................   $6,755,643      $6,817,259
                                                                ==========      ==========


          See accompanying summary of accounting policies and notes to consolidated financial statements.

                                 THE COEUR D'ALENES COMPANY

                                 CONSOLIDATED BALANCE SHEETS


                            LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               September 28,   September 29,
                                                                   2002            2001
                                                                ----------      ----------

Current liabilities:
   Short-term bank borrowings (Note 2) ......................   $   66,732      $       --
   Accounts payable .........................................      658,911         691,040
   Accrued expenses .........................................      291,433         323,542
   Income taxes payable .....................................       11,425              --
   Current maturities of long-term debt (Note 3) ............      251,250         268,916
                                                                ----------      ----------

Total current liabilities ...................................    1,279,751       1,283,498

Deferred tax liability (Note 5) .............................      262,000         220,000
Long-term debt, less current maturities (Note 3) ............    1,953,687       2,199,494
                                                                ----------      ----------

Total liabilities ...........................................    3,495,438       3,702,992
                                                                ----------      ----------

Commitments and contingencies (Notes 3, 4, 7 and 11)

Stockholders' equity (Note 11):
   Common stock, no par, shares authorized 10,000,000; issued
      5,357,373, and outstanding 5,335,530 and 5,340,804 ....    1,186,192       1,186,192
   Retained earnings ........................................    2,087,803       1,939,605
                                                                ----------      ----------

                                                                 3,273,995       3,125,797
   Less treasury stock, at cost; 21,843 and 16,569 shares ...       13,790          11,530
                                                                ----------      ----------

Total stockholders' equity ..................................    3,260,205       3,114,267
                                                                ----------      ----------

Total liabilities and stockholders' equity ..................   $6,755,643      $6,817,259
                                                                ==========      ==========


          See accompanying summary of accounting policies and notes to consolidated financial statements.

                                   THE COEUR D'ALENES COMPANY

                              CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                             Year Ended
                                                                    ----------------------------
                                                                    September 28,   September 29,
                                                                        2002            2001
                                                                    ------------    ------------

Net sales .......................................................   $ 11,023,875    $ 12,944,122

Cost of sales ...................................................      7,821,505       9,728,468
                                                                    ------------    ------------

Gross profit ....................................................      3,202,370       3,215,654

Selling, general and administrative expenses ....................      2,886,807       3,121,169
                                                                    ------------    ------------

Operating income ................................................        315,563          94,485
                                                                    ------------    ------------

Other income (expense):
   Interest income ..............................................         21,404          20,917
   Interest expense .............................................       (194,259)       (244,552)
   Other income, net ............................................         45,259           4,790
                                                                    ------------    ------------

Net other expense ...............................................       (127,596)       (218,845)
                                                                    ------------    ------------

Income (loss) before income tax expense .........................        187,967        (124,360)

Income tax expense (Note 5) .....................................        (39,769)         (7,811)
                                                                    ------------    ------------

Net income (loss) ...............................................   $    148,198    $   (132,171)
                                                                    ============    ============

Earnings (loss) per common share, basic and diluted (Note 11) ...   $       0.03    $      (0.02)
                                                                    ============    ============

Weighted average shares outstanding during the year, basic
   and diluted (Note 11) ........................................      5,336,175       5,341,564
                                                                    ============    ============


          See accompanying summary of accounting policies and notes to consolidated financial statements.

                                      THE COEUR D'ALENES COMPANY

                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                         Common Stock                               Treasury Stock
                                  --------------------------                  -------------------------
                                     Shares                                      Shares
                                  Outstanding                    Retained         Held
                                   (Note 11)        Amount       Earnings      (Note 11)       Amount
                                  -----------    -----------   -----------    -----------   -----------

Balance, September 30, 2000 ....    5,342,164    $ 1,186,192   $ 2,071,776         15,209   $    10,810

Net loss .......................           --             --      (132,171)            --            --

Treasury stock purchase ........       (1,360)            --            --          1,360           720
                                  -----------    -----------   -----------    -----------   -----------

Balance, September 29, 2001 ....    5,340,804      1,186,192     1,939,605         16,569        11,530

Net income .....................           --             --       148,198             --            --

Treasury stock purchase ........       (5,274)            --            --          5,274         2,260
                                  -----------    -----------   -----------    -----------   -----------

Balance, September 28, 2002 ....    5,335,530    $ 1,186,192   $ 2,087,803         21,843   $    13,790
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

                               THE COEUR D'ALENES COMPANY

                          CONSOLIDATED STATEMENTS OF CASH FLOWS


                    Increase (Decrease) in Cash and Cash Equivalents

                                                                     Year Ended
                                                            ----------------------------
                                                            September 28,   September 29,
                                                                2002            2001
                                                            ------------    ------------

Operating activities:
   Net income (loss) ....................................   $    148,198    $   (132,171)
   Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation ......................................        241,427         285,159
      Loss on disposal of property and equipment ........             --          12,972
      Reduction in carrying value of equipment ..........             --          34,504
      Provision for doubtful accounts ...................         43,300          77,600
      Deferred income taxes .............................         26,000          57,000
      Changes in assets and liabilities:
         Receivables ....................................         17,777        (173,776)
         Inventories ....................................       (324,245)        941,277
         Other assets ...................................         30,389           1,925
         Accounts payable ...............................        (32,129)       (174,496)
         Accrued expenses ...............................        (20,684)         (4,577)
                                                            ------------    ------------

Net cash provided by operating activities ...............        130,033         925,417
                                                            ------------    ------------

Investing activities:
   Additions to property and equipment ..................        (59,114)        (73,195)
   Proceeds from sale of property and equipment .........             --             400
                                                            ------------    ------------

Net cash used in investing activities ...................        (59,114)        (72,795)
                                                            ------------    ------------

Financing activities:
   Borrowings under line of credit agreements ...........      1,105,230      10,021,084
   Repayments under line of credit agreements ...........     (1,038,498)    (10,639,974)
   Principal repayments of long-term debt ...............       (263,473)       (215,660)
   Borrowings of long-term debt .........................             --          36,044
   Purchase of treasury stock ...........................         (2,260)           (720)
                                                            ------------    ------------

Net cash used in financing activities ...................       (199,001)       (799,226)
                                                            ------------    ------------

Net increase (decrease) in cash and cash equivalents ....       (128,082)         53,396

Cash and cash equivalents, beginning of year ............        168,928         115,532
                                                            ------------    ------------

Cash and cash equivalents, end of year ..................   $     40,846    $    168,928
                                                            ============    ============

Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for:
      Interest ..........................................   $    197,361    $    227,552
      Income taxes ......................................   $         --    $     27,420


          See accompanying summary of accounting policies and notes to consolidated financial statements.

                           THE COEUR D'ALENES COMPANY

                         SUMMARY OF ACCOUNTING POLICIES


Nature of Business

The Coeur d'Alenes Company ("the Company") is engaged in the distribution, processing and fabrication of metals and related products to customer specifications. The Company's business activity is primarily with customers located within the Pacific Northwest.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of The Coeur d'Alenes Company and its wholly owned subsidiary, Union Iron Works (dba "Stock Steel"). Effective January 28, 2002, the Company dissolved Union Iron Works, Inc. without effect to the Company's consolidated financial statements. All intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company's fiscal year is a 52 or 53-week period ending on the last Saturday in September. Fiscal 2002 and 2001 were both 52-week years.

Cash and Cash Equivalents

For purposes of balance sheet classification and the statements of cash flows, the Company considers all highly liquid short-term investments having an original maturity of three months or less to be cash equivalents.

Inventories

Inventories are principally comprised of plates, bars and other metal shapes. Inventories are reflected on the consolidated balance sheets at the lower of cost or net realizable value. For the year ended September 28, 2002, the cost of all inventories was determined using the first-in, first-out ("FIFO") method of pricing. For the year ended September 29, 2001, the cost of distribution inventories was also determined using the FIFO method of pricing. As further discussed in Note 1, the cost of fabrication inventories for the year ended September 29, 2001, was determined using the last-in, first-out ("LIFO") method of pricing.

Property, Equipment and Depreciation

Property and equipment are stated at cost. Depreciation is computed using straight-line and accelerated methods over estimated useful lives of the assets, which range from 3 to 39 years.

                           THE COEUR D'ALENES COMPANY

                         SUMMARY OF ACCOUNTING POLICIES


Accounting for Long-Lived Assets

Management of the Company reviews the carrying value of its property, equipment and other long-lived assets on a regular basis. Estimated undiscounted future cash flows from related operations are compared with the current carrying values to determine if impairment exists. Reductions to the carrying value, if necessary, are recorded to the extent the net book value of the assets exceeds the estimate of future undiscounted cash flow. During the year ended September 29, 2001, the Company reduced the carrying value of a piece of equipment used in its fabrication segment by $34,504.

Revenue

Revenue from wholesale metal distribution and from custom fabrication of products is recognized and billed when the product is shipped and title passes to the customer. Revenue from retail sales of product at the Company's warehouse locations is recognized at the time of sale. Revenue is recorded net of sales returns, including a provision for estimated future returns. Sales returns and sales of inventory held on consignment have historically been insignificant. The Company allows thirty days from the date of delivery for our customers to make payment.

Cost of Sales

The Company's consolidated cost of sales primarily consists of direct labor, material and overhead, including freight-in costs, shipping and handling costs, returned product processing costs, and inventory valuation adjustments for obsolescence.

Advertising and Promotion

The Company expenses costs associated with its advertising and promotional efforts as incurred. During the years ended September 28, 2002 and September 29, 2001, those costs totaled $36,797 and $52,393, respectively, and are included with the selling, general and administrative expenses on the Consolidated Statements of Operations.

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

                           THE COEUR D'ALENES COMPANY

                         SUMMARY OF ACCOUNTING POLICIES


Earnings Per Common Share

The Company computes earnings per share ("EPS") in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of the statements of operations and certain disclosures for entities with complex capital structures. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For all periods presented the basic and diluted earnings per share calculations for the Company are the same, as the Company has no outstanding potentially dilutive securities.

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets as of September 28, 2002 and September 30, 2001, for accounts and notes receivables, short-term bank borrowings, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of long-term debt approximates its carrying value as the stated rates reflect current market conditions.

Research and Development Costs

Expenditures associated with research and development, if any, are expensed as incurred.

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

                           THE COEUR D'ALENES COMPANY

                         SUMMARY OF ACCOUNTING POLICIES


The Company purchases most of its supplies and products for resale from a limited number of vendors. Although the Company could be directly affected by a weakness in the metals markets, it monitors the financial condition of its significant vendors and believes alternative supply agreements could be found in a timely manner. Management believes any risk of loss to be remote.

Revenues from one customer of the fabrication and distribution segments represented approximately $203,000 and $2,000,000, or 2% and 15%, of the Company's consolidated revenues for the years ended September 28, 2002 and September 29, 2001.

Reclassifications

Certain amounts in the consolidated financial statements for the prior fiscal year have been reclassified to be consistent with the current fiscal year's presentation.

New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141 "Business Combinations" which supersedes APB Opinion No. 16 "Business Combinations" and FASB Statement No. 38 "Accounting for Preacquisition Contingencies of Purchased Enterprises." The provisions of this statement require that all business combinations be accounted for using "purchase accounting" and it disallows the use of "pooling of interests" as previously allowed under APB Opinion No. 16 and FASB Statement No.
38. This statement is effective for all business combinations subsequent to June 30, 2001. The adoption of this statement did not have any effect on the financial statements of the Company.

Also in June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets," which supersedes APB Opinion No. 17 "Intangible Assets." The provisions of this statement changes the unit of account for goodwill and takes a very different approach to how goodwill and other intangible assets are accounted for subsequent to their initial recognition. Because goodwill and some intangible assets will no longer be amortized, the reported amounts of goodwill and intangible assets, as well as total assets, will not decrease at the same time and in the same manner as under previous standards. This statement is effective for all fiscal years beginning subsequent to December 15, 2001. The adoption of this statement will not have a material impact on the financial statements of the Company.

In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations," which amends SFAS No. 19. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The requirements of this statement must be implemented for fiscal years beginning after June 15, 2002; however, early adoption is encouraged. The adoption of this statement will not have a material impact on the financial statements of the Company.

The FASB also issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to

                           THE COEUR D'ALENES COMPANY

                         SUMMARY OF ACCOUNTING POLICIES


Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. It also amends APB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this Statement generally are to be applied prospectively. The early adoption of this statement did not have a material effect on the financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements, by rescinding SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses. Additionally, SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Finally, SFAS No. 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The provisions of SFAS No. 145 that amend SFAS No. 13 are effective for transactions occurring after May 15, 2002, with all other provisions of SFAS No. 145 being required to be adopted by us in our consolidated financial statements for the first quarter of fiscal 2003. The adoption of this statement will not have a material impact on the financial statements of the Company.

On July 30, 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 replaces the prior guidance that was provided by EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this statement will not have a material impact on the financial statements of the Company.

In October 2002, the issued SFAS No. 147 - "Acquisitions of Certain Financial Institutions--an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." This Statement was issued to remove the special distinction of financial institution acquisitions from the scope of both SFAS No. 72 and FASB Interpretation No. 9. Thus, the former method of recognizing any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable assets as a unidentifiable intangible asset no longer applies to acquisitions of financials institutions or branches of financial institutions. These acquisitions will be accounted for in accordance with FASB Statements Nos. 141 and 142, which will require the recording of goodwill that is not amortized, but rather tested for impairment. Further this Statement amends SFAS No. 144, to include in its scope long-term customer relationships such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. This statement does not affect the Company.

                           THE COEUR D'ALENES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Inventories

Inventories are summarized as follows:

                                             September 28,   September 29,
                                                 2002            2001
                                              ----------      ----------

         Distribution inventories:
            Spokane warehouse ...........     $1,956,845      $1,632,642
            Other warehouses ............        106,673          40,765
                                              ----------      ----------
                                               2,063,518       1,673,407

         Fabrication inventories ........             --          65,866
                                              ----------      ----------

         Total inventories ..............     $2,063,518      $1,739,273
                                              ==========      ==========

Throughout the year ended September 29, 2001, fabrication inventories were accounted for utilizing the LIFO method of pricing. At September 29, 2001, the LIFO reserve on those inventories when compared to FIFO cost was $1,531. Accordingly, effective on September 30, 2001, the Company elected to discontinue the use of the LIFO method of pricing for fabrication inventories. The financial statements as of and for the year ended September 29, 2001, have not been restated to reflect this change in method of pricing due to the immaterial nature of the amount.

2.   Short-Term Bank Borrowings

The Company has a $1,500,000 bank credit line available for revolving credit requirements, which was subject to renewal on February 16, 2002. Through February 19, 2002, interest was charged at the lender's prime rate. At that date, the agreement was amended to charge interest at the lender's prime rate plus 0.50% (5.25% at September 28, 2002). Outstanding borrowings are collateralized by accounts receivable and inventories.

Short-term borrowing activity is summarized as follows:

                                                         September 28,   September 29,
                                                             2002           2001
                                                          ----------      ----------

         Balance outstanding at year-end ..............   $   66,732      $       --

         Weighted average interest rate at year-end ...         5.25%           6.00%

         Maximum amount outstanding at any
            month end .................................   $   66,732      $  603,304

         Average amount outstanding ...................   $    5,074      $  294,238

         Weighted average interest rate during the
            year ......................................         5.29%           8.02%

                           THE COEUR D'ALENES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The weighted average interest rate and monthly balances are computed using the daily average borrowings outstanding and the day's applicable interest rate. The balances and interest rates are averaged to determine the weighted average balance of borrowings and the weighted average interest rate for the year.

The credit line agreement contains covenants under which the Company may not declare or pay any dividends in excess of 10% of annual net, after tax, profit or enter into mergers, acquisitions or any major sales of assets or corporate reorganizations without prior consent by the bank. The Company is also required to maintain certain financial ratios concerning working capital, debt to equity, and a minimum tangible net worth of $2,200,000. At September 28, 2002, the Company was in compliance with all of its bank covenants.

3.   Long-Term Debt

Long-term debt consists of the following:

                                                        September 28,   September 29,
                                                            2002            2001
                                                         ----------      ----------
         Note payable to a bank, monthly payments
            of $16,925 including interest at 8.5%; due
            January 2007 along with a balloon
            payment of $1,344,967, collateralized by
            property .................................   $1,680,272      $1,737,865

         Note payable to a bank, monthly payments
            of $8,717 including interest at 7.75%; due
            March 1, 2006, collateralized by
            equipment ................................      309,819         376,385

         Note payable to a bank, monthly payments
            of $3,990 including interest at 8.625%;
            due June 2005, collateralized by
            equipment ................................      116,746         152,697

         Note payable to a bank, monthly payments
            of $4,018 including interest at 0.5% over
            the bank's prime rate (5.25% at September
            28, 2002); due September 2003,
            collateralized by equipment ..............       44,009          88,379

         Note payable to a bank, monthly payments
            of $1,853 at 0.5% over the bank's prime
            rate (5.25% at September 28, 2002); due
            August 2004, collateralized by
            equipment ................................       38,661          58,142

         Note payable to a bank, paid-in-full during
            2002 .....................................           --          36,940

                           THE COEUR D'ALENES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                        September 28,   September 29,
                                                            2002            2001
                                                         ----------      ----------
         LID payable to City of Spokane, annual
            principal payments of $2,572 plus
            interest at 8.5%; due October 2008 .......       15,430          18,002
                                                         ----------      ----------

                                                          2,204,937       2,468,410
         Less current maturities .....................      251,250         268,916
                                                         ----------      ----------

         Long-term debt, less current maturities .....   $1,953,687      $2,199,494
                                                         ==========      ==========

Scheduled long-term debt maturities as of September 28, 2002, are as follows:

         Year ending                                           Amount
         -----------                                         ----------

         September 27, 2003 .......................          $  251,250
         September 25, 2004 .......................             223,445
         September 24, 2005 .......................             208,822
         September 30, 2006 .......................             121,983
         September 29, 2007 .......................           1,396,863
         Thereafter ...............................               2,574
                                                             ----------

         Total ....................................          $2,204,937
                                                             ==========

4.   Lease Commitments

The Company leases office furniture and equipment and vehicles under operating leases that expire at various dates through 2008. As of September 28, 2002, future minimum rental payments required under operating leases that have remaining non-cancelable terms in excess of one year are as follows:

         Year ending                                           Amount
         -----------                                         ----------

         September 27, 2003 ........................         $  112,708
         September 25, 2004 ........................             74,113
         September 24, 2005 ........................             70,264
         September 30, 2006 ........................             67,292
         September 29, 2007 ........................             64,320
         Thereafter ................................             75,040
                                                             ----------

         Total .....................................         $  463,737
                                                             ==========

Rental expense for all operating leases was $243,807 and $516,148 for the years ended September 28, 2002 and September 29, 2001.

                           THE COEUR D'ALENES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   Income Taxes

Income tax expense consists of the following:

                                                           Year Ended
                                                  ----------------------------
                                                  September 28,   September 29,
                                                      2002            2001
                                                  ------------    ------------

         Federal:
            Current benefit (expense) .......     $    (14,042)   $     48,359
            Deferred expense ................          (26,000)        (57,000)
         State - current benefit ............              273             830
                                                  ------------    ------------

         Income tax expense .................     $    (39,769)   $     (7,811)
                                                  ============    ============

Major items causing the Company's effective tax rate to differ from the statutory rates are as follows:

                                               September 28, 2002      September 29, 2001
                                              --------------------    --------------------
                                               Amount      Percent     Amount      Percent
                                              --------    --------    --------    --------

         Income tax benefit (expense)
            at statutory rate .............   $(63,909)      (34.0)%  $ 42,282        34.0%

         Graduated tax rate differences ...     (7,352)       (3.9)%   (30,388)      (24.5)%

         Other, net .......................     31,492        16.8%    (19,705)      (15.8)%
                                              --------    --------    --------    --------

         Income tax expense ...............   $(39,769)      (21.1)%  $ (7,811)       (6.3)%
                                              ========    ========    ========    ========

Significant components of the Company's deferred tax assets and liabilities consist of the following:

                                                           September 28,   September 29,
                                                               2002            2001
                                                            ----------      ----------
         Current deferred tax assets:
           Vacation accrual .............................   $   32,000      $   25,000
           Allowance for doubtful accounts ..............       24,000          15,000
           Other ........................................        4,000           4,000
                                                            ----------      ----------

         Current deferred tax asset .....................   $   60,000      $   44,000
                                                            ==========      ==========

         Non-current deferred tax assets (liabilities):
           Net operating loss carryforwards .............   $  114,000      $  119,000
           Depreciation .................................     (283,000)       (240,000)
           Other, net ...................................        5,000          (1,000)
                                                            ----------      ----------

         Total non-current deferred tax liability .......     (164,000)       (122,000)
         Valuation allowance on assets ..................      (98,000)        (98,000)
                                                            ----------      ----------

         Net non-current deferred tax liability .........   $ (262,000)     $ (220,000)
                                                            ==========      ==========

                           THE COEUR D'ALENES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A valuation allowance on the Company's non-current deferred tax assets have been established to the extent the Company believes it is more likely than not that the deferred tax assets will not be realized.

At September 28, 2002, the Company has available net operating loss carryforwards of approximately $349,000, which expire through 2007. Utilization of the operating loss carryforwards is limited to $12,180 per year.

6.   Commitments

The Company routinely makes commitments to purchase and sell metals products up to nine months in advance of anticipated deliveries. Outstanding firm purchase commitments at September 28, 2002, aggregated $866,958. The Company did not have any negotiated firm sales contracts at September 28, 2002.

7.   Retirement Plan

The Company sponsors a qualified 401(k) and profit-sharing plan ("the Plan"). The Plan allows individual participants to make contributions to the Plan. Through December 31, 2002, the Plan provides for matching contributions by the Company to the extent of 25% of the employees' contributions up to a maximum of 6% of annual salary per participant. Based on net income, the Company can make additional discretionary contributions. Substantially all full-time employees are eligible to participate. Total Company contributions to the Plan were $24,147 and $42,789 for the years ended September 28, 2002 and September 29, 2001. The Plan was amended and beginning January 1, 2003, all matching contributions are made solely at the discretion of the Company.

8.   Segment Information

Through September 29, 2001, the Company operated in a method that resulted in certain reportable segments. The first segment was the fabrication business line, engaged in the processing and fabrication of finished metal structures or products, or components thereof, in accordance with a customer's specifications. This segment also maintained all administrative functions for the consolidated company. The second identified segment was the distribution business line, which operated through a wholly owned subsidiary and was engaged in the distribution and resale of stock metal materials purchased from mills with further processing or other services, such as cutting, bending, burning, or sawing stock metal materials to a customer's specifications, component parts, or delivery to a customer's location. The Company evaluated the performance of these segments based upon multiple variables including revenues and profit or loss.

                           THE COEUR D'ALENES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


During the year ended September 28, 2002, the Company significantly reduced its fabrication business line in response to market conditions. The Company also dissolved the wholly owned subsidiary and reorganized its administrative functions. As a result, the Company will now operate as one business segment. However, using the segment criteria previously identified by the Company, the segments' profit and loss components and schedule of assets are as follows:

                                   As of and For the Year Ended                 As of and For the Year Ended
                                        September 28, 2002                           September 29, 2001
                            ------------------------------------------   ------------------------------------------
                            Fabrication    Distribution       Total      Fabrication    Distribution       Total
                            ------------   ------------   ------------   ------------   ------------   ------------

Segment profit (loss) ...   $    (23,028)  $    210,995   $    187,967   $     22,639   $   (146,999)  $   (124,360)
External revenues .......   $    368,857   $ 10,655,018   $ 11,023,875   $  2,342,982   $ 10,651,140   $ 12,994,122
Internal revenues .......   $         --   $         --   $         --   $     49,240   $    317,574   $    366,814
Interest income .........   $         --   $     21,404   $     21,404   $      2,479   $     18,438   $     20,917
Interest expense ........   $     13,129   $    181,130   $    194,259   $     52,587   $    191,965   $    244,552
Depreciation expense ....   $     40,099   $    201,328   $    241,427   $     77,505   $    207,654   $    285,159
Segment assets-net ......   $    532,292   $  6,223,351   $  6,755,643   $  1,328,992   $  5,488,267   $  6,817,259
Capital expenditures ....   $         --   $     59,114   $     59,114   $     57,760   $     15,435   $     73,195

Reconciliation of segment net income (loss), total assets and revenues is as follows:

                                                            As of and For the Year Ended
                                                            ----------------------------
                                                            September 28,   September 29,
                                                                2002            2001
                                                            ------------    ------------
         Profit or loss
         Total profit or loss for reportable segments ...   $    187,967    $   (124,360)
                                                            ------------    ------------

         Consolidated income (loss) before income
            tax expense .................................   $    187,967    $   (124,360)
                                                            ============    ============

         Total assets
         Total assets for reportable segments ...........   $  6,755,643    $  8,016,137
         Elimination of inter-segment assets ............             --      (1,198,878)
                                                            ------------    ------------

         Total consolidated assets ......................   $  6,755,643    $  6,817,259
                                                            ============    ============

         Segment revenues
         Total revenues for reportable segments .........   $ 11,023,875    $ 13,360,936
         Elimination of inter-segment revenues ..........             --        (366,814)
                                                            ------------    ------------

         Total consolidated revenues ....................   $ 11,023,875    $ 12,994,122
                                                            ============    ============

                           THE COEUR D'ALENES COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   Valuation and Qualifying Accounts

Allowance for doubtful accounts activity was as follows:

                                                           Year Ended
                                                  ----------------------------
                                                  September 28,   September 29,
                                                      2002            2001
                                                  ------------    ------------

         Balance, beginning of year ..........    $     71,576    $     63,786
         Charged to expense ..................          43,300          77,600
         Write-offs, net of recoveries .......         (35,432)        (69,810)
                                                  ------------    ------------

         Balance, end of year ................    $     79,444    $     71,576
                                                  ============    ============

10.  Asset Held For Sale

At September 28, 2002, the Company committed to sell a piece of equipment formerly used in the fabrication segment. The asset had been previously written down to its net realizable value and saw only limited use during the current period. The net book value of $206,788 is reflected as a current asset on the balance sheet at September 28, 2002.

11.  Subsequent Event - Going Private Transaction

On May 15, 2002, the Company filed a Form 13E-3 with the United States Securities and Exchange Commission ("the SEC") disclosing its intent to cease being a reporting entity under the Securities Exchange Act of 1934 ("the 1934 Act"). In connection therewith, at the annual meeting on November 18, 2002, the shareholders of the Company approved a 1,000 to 1 reverse split of the Company's no par common stock effective November 27, 2002. Under the terms defined in the Form 13E-3, the Company plans to redeem fractional shareholders in exchange for a cash payout of $0.25 per share.

The Company has less than $10,000,000 in total assets on the last day of each of the three most recent fiscal years. Once the fractional shareholders have been redeemed, it is anticipated that the Company will have fewer than 500 individual shareholders. As a result of these two circumstances, the Company will no longer be required to file periodic reports under a Section 12(g) exemption from the 1934 Act (Regulation ss. 240.12h-3).

Immediately following the reverse split and redemption of fractional shareholders, the shareholders approved a 1 to 1,000 forward stock split. As a result, none of the share data or earnings per share amounts in these consolidated financial statements have been recast to reflect any of the stock activity subsequent to September 28, 2002.